Form 10-K
period 2022-12-31
Bellevue Life Sciences Acquisition Corp.
filed 2023-03-31
CIK 1840425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-41390	84-5052822
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

10900 NE 4th Street, Suite 2300 Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 635-7700

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of common stock, one redeemable warrant and one right	BLACU	The Nasdaq Stock Market LLC
Common stock, par value $0.0001 per share	BLAC	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	BLACW	The Nasdaq Stock Market LLC
Right to receive one-tenth (1/10) of one share of common stock	BLACR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

i

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s securities were not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

As of March 24, 2023, there were 9,055,000 shares of common stock, par value $0.0001 per share issued and outstanding.

ii

iii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this annual report on Form 10-K constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	our ability to select an appropriate target business or businesses in the healthcare industry;

•	our ability to complete our initial business combination in the healthcare industry;

•	our expectations around the performance of the prospective target business or businesses in the healthcare industry;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses in the healthcare industry;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

  The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors listed under the heading “Risk Factors” elsewhere in this report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I

Item 1. Business

References in this report to “we,” “us” or the “Company” refer to Bellevue Life Sciences Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Bellevue Global Life Sciences Investors LLC, a Delaware limited liability company.

Introduction

We are a blank check company formed as a Delaware corporation on February 25, 2020 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. While we may pursue an acquisition opportunity in any business industry or sector, we are focusing our search on a business in the healthcare industry, more specifically in the biotechnology sector.

On February 14, 2023, we consummated our initial public offering of an aggregate of 6,000,000 units, at $10.00 per unit (“Units”), generating gross proceeds of $60,000,000 before underwriting discounts and expenses.

Simultaneously with the closing of our initial public offering, our sponsor, Bellevue Global Life Sciences Investors, LLC (“Sponsor”), purchased an aggregate of 430,000 units at a price of $10.00 per unit, for an aggregate purchase price of $4,300,000 (“Private Placement Units”).

In connection with our initial public offering, the underwriters were granted a 45-day option from the date of our prospectus issued in connection with our initial public offering (the “Over-Allotment Option”) to purchase up to 900,000 additional units to cover over-allotments (the “Over-Allotment Units”), if any. On February 21, 2023, the underwriters purchased 900,000 Over-Allotment Units fully exercising the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating additional gross proceeds of $9,000,000 to the Company.

Transaction costs of our initial public offering amounted to $2,721,126 consisting of $1,380,000 of underwriting discounts and $1,341,126 of other offering costs.

Following the closing of our initial public offering on February 14, 2023, $61,050,000 (approximately $10.175 per Unit) from net offering proceeds of the sale of the Units in our initial public offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”). Following the closing of the Over-Allotment Option on February 21, 2023, and including the amount from our initial public offering, an aggregate amount of $70,207,500 was placed in the Company’s Trust Account established in connection with our initial public offering. The proceeds held in the Trust Account are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from our initial public offering will not be released from the Trust Account until the earlier of: (a) the completion of the Company’s initial business combination, (b) the redemption of any of our public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (1) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 9 months from the closing of our initial public offering or such other time period as our stockholders may approve from the closing of our initial public offering, or (2) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (c) absent an initial business combination within 9 months from the closing of our initial public offering or or such other time period as our stockholders may approve from the closing of our initial public offering, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares.

On March 14, 2023, the Company announced that, commencing on March 17, 2023, the holders of Units may elect to separately trade the shares of common stock, warrants and rights included in the Units. No fractional shares, warrants or rights will be issued upon separation of the Units and only whole shares, warrants and rights will trade. The shares of common stock, the warrants and the rights currently trade on the Nasdaq Capital Market under the symbols “BLAC,” “BLACW” and “BLACR,” respectively. The Units not separated will continue to trade on the Nasdaq Capital Market under the symbol “BLACU.”

Business Strategy

While our endeavor to identify a prospective target business will not necessarily be limited to a particular industry, sector or region, we intend to focus our search on identifying a healthcare holding company which owns controlling interests in subsidiaries operating in the subsectors of our interests within the healthcare industry including, but not limited to, biopharmaceutical, medical devices, and healthcare technology. We believe that the portfolio investment approach via a holding company model provides competitive advantages over investing in individual companies in terms of risk-adjusted returns deliverable to our shareholders, especially in the biopharmaceutical sector, which is our primary area of interest. Our strategy is supported by a number of reasons, including the following:

•
Diversification:  A portfolio investment approach allows for diversification across multiple companies in the biotech sector, reducing the risk of any single company’s failure impacting the entire investment. By investing in a variety of companies at different stages of clinical development, based on different platform sciences and with different therapeutic areas of focus, a portfolio investor can mitigate the risks associated with investing in a single clinical-stage company.

•
Liquidity:  Effectuating a business combination with a holding company of multiple subsidiaries in different area of specialty and product pipeline can provide greater liquidity compared to investing in a single company. The holding company as a publicly-listed vehicle can create liquidity on its own without necessarily being affected by the unfavorable performance of a certain subsidiary (or subsidiaries) at a given time point, so long as the performance of the overall portfolio of its subsidiaries would be favorable to the refinancing of the holding company by, for example, issuance of new equity or debt.

•
Flexibility:  A holding company can provide flexibility to adjust the overall mix of its asset portfolio by divesting its holdings in certain subsidiaries to different types of buyers such as corporate (strategic) or private equity (financial) investors. This allows the holding company to create liquidity on the corporate level without having to dilute the stakes of existing shareholders or assuming additional debts on its financial position. This way, the holding company can decide to either reinvest the proceeds in capturing emerging trends identified in the target industry or distribute the free cash flow to the shareholders if deemed appropriate by the management.

We plan to leverage the networks and industry experiences of our management team in identifying a prospective target business which, in our comprehensive view, is well positioned to manifest the theoretical advantages of a holding company in the healthcare industry with measurable milestones from its current operations and subsidiary business developments. Our management team has an extensive track record of creating value for our clients and stockholders by acquiring emerging businesses at compelling valuations, by investing in growth while fostering financial discipline and by improving financial results.

Acquisition Strategy

Consistent with our business strategy, we have identified the following profile of our target business and the general criteria and guidelines to support the investment case.

•
Target Profile: A healthcare holding company is a business that operates by acquiring and managing a portfolio of companies engaged in the research, development, manufacturing, and distribution of healthcare products in the areas of our primary interests such as biopharmaceuticals, medical devices and healthcare technologies (for example, artificial intelligence-driven bioinformatics). The business model for a healthcare holding company, especially in the biopharmaceutical sector, the main area of our interests, is typically based on building a diverse portfolio of subsidiaries by acquiring companies at different stages of development, from early-stage research to POC (proof of concept)-stage clinical trials and commercialization. The goal is to create a diversified portfolio of companies that have a pipeline of products and product candidates in development, with some close to commercialization and others in earlier stages of development.

The management strategy for a healthcare holding company involves several key elements:

•
Portfolio management: The holding company must carefully manage its portfolio of companies to ensure that it is balanced and diversified. The company must also be prepared to make strategic decisions about which companies to acquire, invest in, or divest.

•
Financial management: The holding company must have strong financial management capabilities to ensure that it can provide financial support to its portfolio companies as needed. This may involve raising capital through debt or equity financing, or through divestment from its holdings in certain companies at appropriate timing.

•
Regulatory expertise: The healthcare industry is heavily regulated, and the holding company must have a deep understanding of the regulatory environment in order to successfully navigate the development and commercialization of new products.

•
Business development: The holding company must be actively engaged in business development activities to identify and pursue new opportunities for its portfolio companies. This may involve partnering with other companies, acquiring new companies, or licensing new technologies.

•
Talent management: The holding company must have a strong management team with expertise in biotherapeutics, medical device, diagnostics and bioinformatics, and other relevant disciplines in healthcare, as well as corporate finance and business development. The company must also be able to attract and retain talented executives and scientists to lead its portfolio companies.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test (which requires that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned in the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination). If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. If our securities are not listed on Nasdaq at the time of our initial business combination, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on Nasdaq at the time of our initial business combination.

Chardan Capital Markets, LLC, the representative of the underwriters in connection with our initial public offering (“Chardan”) has agreed, pursuant to a written letter agreement with us, not to convert any equity participation shares or public shares held by it into their pro rata share of the aggregate amount then on deposit in the Trust Account. The 34,500 founder shares that were transferred by our Sponsor to Chardan and placed in escrow until the consummation of our initial business combination are referred to as “equity participation shares.” In addition, Chardan has agreed (i) to vote its equity participation shares and any public shares it owns in favor of any proposed business combination and (ii) not to convert any shares (including the equity participation shares) in connection with a stockholder vote to approve, or sell their shares to us in any tender offer in connection with, a proposed initial business combination.

Our Business Combination Process

In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We will also utilize the expertise of our management team in evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor, officers or directors, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view and a majority of our disinterested independent directors approve such business combination.

Certain of our officers and directors presently have fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity.

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers have agreed not to become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), until we have entered into a definitive agreement regarding our initial business combination or we have liquidated the Trust Account.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they, in the exercise of their respective business judgement, deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We do not have an employment agreement with any member of our management team.

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in the healthcare and biotechnology industry. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions. See “Item 10. Directors, Executive Officers and Corporate Governance” for a more complete description of our management team’s experience.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of common stock (or shares of a new holding company) or for a combination of our shares of common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our common stock held by non-affiliates equaled or exceeded $250 million as of the prior June 30th and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the aggregate worldwide market value of our common stock held by non-affiliates equaled or exceeded $700 million as of the prior June 30th.

Financial Position

With funds available for an initial business combination initially in the amount of $68,137,500 after payment of $2,070,000 of deferred underwriting fees (before fees and expenses associated with our initial business combination), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the placement units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus we issued in connection with our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as our Sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our Sponsor and their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers, directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our Sponsor, executive officers, directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination except that we may pay Bellevue Capital Management LLC (“BCM”) and/or any of its

affiliates, partners or employees, a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination; the amount of any fee we pay to BCM and/or any of its affiliates, partners or employees will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. We have agreed to pay an affiliate of our Sponsor a total of $7,500 per month for office space, utilities and secretarial and administrative support and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our Sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our Sponsor, officers or directors, we would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view and a majority of our disinterested independent directors approve such business combination. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. There is no basis for readers of this report to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of common stock that will be equal to or in excess of 20.0% of the number of shares of our common stock then outstanding;

●
any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase shares, warrants or rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the Trust Account will be used to purchase shares, warrants or rights in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to increase the likelihood of closing the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of warrants or rights could be to reduce the number of warrants or rights outstanding. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of common stock, warrants or rights may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. To the extent that any such securities are purchased, such public securities will not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our Sponsor, officers, directors, advisors or their affiliates will only purchase shares, warrants or rights if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.
Additionally, in the event our Sponsor, directors, executive officers, advisors or their affiliates were to purchase shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:
•
our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial stockholders, directors, officers, advisors or any of their affiliates may purchase shares, rights or warrants from public stockholders outside the redemption process, along with the purposes of such purchases;

•
if our Sponsor, initial stockholders, directors, officers, advisors or any of their affiliates were to purchase our securities from public stockholders, they would do so at a price no higher than the price offered through the redemption process;

•
our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial stockholders, directors, officers, advisors or any of their affiliates would not be voted in favor of approving the business combination transaction;

•
our Sponsor, initial stockholders, directors, officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they possess redemption rights, they would waive such rights; and

•	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following:
•	the amount of our securities purchased outside of the redemption offer by our Sponsor, initial stockholders, directors, officers, advisors or any of their affiliates, along with the purchase price;
•	the purpose of the purchases by our Sponsor, initial stockholders, directors, officers, advisors or any of their affiliates;
•
the impact, if any, of the purchases by our Sponsor, initial stockholders, directors, officers, advisors or any of their affiliates on the likelihood that the business combination transaction will be approved;

•
the identities of the Company’s security holders who sold to our sponsor, initial stockholders, directors, officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, initial stockholders, directors, officers, advisors or any of their affiliates; and

•	the number of securities for which we have received redemption requests pursuant to our redemption offer.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.175 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and placement shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20.0% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our Sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote their founder shares, placement shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. In addition, Chardan has agreed to vote all equity participation shares as well as any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof..

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the initial business combination, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two days prior to the vote on the initial business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal amount and it would be up to the broker whether or not to pass this cost on to the redeeming holder.

However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date of the stockholder meeting. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 9 months or such other time period as our stockholders may approve from the closing of our initial public offering.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 9 months or such other time period as our stockholders may approve from the closing of our initial public offering to complete our initial business combination. If we are unable to complete our initial business combination within such 9-month period (or such other time period as our stockholders may approve), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants or rights, which will expire worthless if we fail to complete our initial business combination within the 9-month time period or such other time period as our stockholders may approve.

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination within 9 months or such other time period as our stockholders may approve from the closing of our initial public offering. However, if our Sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

Our Sponsor, officers and directors and Chardan have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 9 months or such other time period as our stockholders may approve from the closing of our initial public offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $402,500 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the placement units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.175. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.175. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, and Chardan, the representative of the underwriters of our initial public offering, will not execute agreements with us waiving such claims to the monies held in the Trust Account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.175 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.175 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.175 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.175 per public share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $402,500 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 9 months from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 9 months or such other time period as our stockholders may approve from the closing of our initial public offering offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 9 months or such other time period as our stockholders may approve from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 9th month or such other time period as our stockholders may approve and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.175 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.175 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 9 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 9 months or such other time period as our stockholders may approve from the closing of our initial public offering, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. Holders of warrants or rights will not have any right to the proceeds held in the Trust Account with respect to the warrants or rights, respectively. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants and rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 10900 NE 4th Street, Suite 2300, Bellevue, WA 98004 and Hoedong-gil, 37-36, 3F, Paju, Gyeonggi-do, 10881 Korea, and our telephone number is (425) 635-7700 and +82 31 948 9419 respectively. Our executive offices are provided to us by an affiliate of our Sponsor. Commencing on the date of our prospectus issued in connection with our initial public offering, we agreed to pay an affiliate of our Sponsor a total of $7,500 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Website
We maintain a corporate website at www.bellevuespac.com. Our website and information contained on, or that can be accessed through, our website is not deemed to be incorporated by reference in, and is not considered part of, this report. You should not rely on any such information in making your decision whether to invest in our securities.
Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

Periodic Reporting and Financial Information

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants. These filings are available to the public via the Internet at the

SEC’s website located at http://www.sec.gov. You may request a copy of our filings with the SEC (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

Bellevue Life Sciences Acquisition Corp.
10900 NE 4th Street, Suite 2300
Bellevue, WA 98004
Telephone: (425) 635-7700

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls.

The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. Prior to the date of our prospectus in connection with our initial public offering, we filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our common stock held by non-affiliates equaled or exceeded $250 million as of the prior June 30th and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the aggregate worldwide market value of our common stock held by non-affiliates equaled or exceeded $700 million as of the prior June 30th.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report on Form 10-K. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	If we are unable to consummate our initial business combination, our public stockholders may be forced to wait more than 9 months before receiving distributions from the Trust Account.

•
We may not be able to consummate an initial business combination within 9 months after the closing of our initial public offering or such later time as may be approved by a majority of our stockholders voting on such extension, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.175 per share, or less than such amount in certain circumstances and our warrants and rights will expire worthless.

•
We are currently experiencing a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

•
If the net proceeds of our initial public offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate for the 9 months or such other time period as our stockholders may approve following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, officers and directors or their affiliates or members of our management team to fund our search and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

•	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•
If we seek stockholder approval of our initial business combination, our Sponsor, officers and directors and Chardan have agreed to vote in favor of such initial business combination, regardless of how our other public stockholders vote.

•
The only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of the right to redeem shares from us for cash, unless we seek stockholder approval of the initial business combination.

•
The ability of our public stockholders to redeem their shares for cash may make our financial condition less attractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

•
The requirement that we complete our initial business combination within 9 months or such other time period as our stockholders may approve after the closing of our initial public offering may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•
If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares, warrants or rights from public stockholders, which may increase the likelihood of closing our initial business combination and reduce the public “float” of our common stock, warrants and rights.

•
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

•
A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete a business combination since we will depend on interest earned on the Trust Account to pay our tax obligations and to complete a business combination.

•
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to research a large number of potential target businesses or to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.175 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants and rights will expire worthless.

•
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•
You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, warrants or rights, potentially at a loss.

•
The excise tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial business combination, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated February 9, 2023.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operations. Our executive offices are located at 10900 NE 4th Street, Suite 2300, Bellevue, WA 98004 and Hoedong-gil, 37-36, 3F, Paju, Gyeonggi-do, 10881 Korea, and our telephone numbers are (425) 635-7700 and +82 31 948 9419, respectively. Under an administrative services agreement we entered into with our Sponsor effective on February 9, 2023, we have agreed to pay Bellevue Capital Management, LLC, an affiliate of our Sponsor, a total of $7,500 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our units, common stock, warrants and rights are traded on the Nasdaq Capital Market under the symbols ““BLACU,” “BLAC,” “BLACW,” and “BLACR” respectively. Our units commenced public trading on February 9, 2023 and our common stock, warrants and rights commenced public trading on March 17, 2023.

Holders

On March 24, 2023, there were 2 holders of record of our units, 9 holders of record of our common stock, 5 holders of record of our warrants and 2 holders of record or our rights.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Prior to the closing of our initial public offering, our Sponsor had advanced funds to us for the payment of expenses in connection with the initial public offering, which amount was evidenced by non-interest bearing promissory notes. As of December 31, 2022 and immediately prior to the closing of our initial public offering, we had borrowed $1,200,000 under the promissory note with our Sponsor. Such amount promissory notes were deemed to be repaid and settled in connection with the private placement upon the closing of the initial public offering.

On July 30, 2022, our Sponsor purchased 1,437,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.017 per share. On April 25, 2022, we executed a stock split, resulting in an aggregate of 1,725,000 founder shares held by our Sponsor. The founder shares included an aggregate of up to 225,000 founder shares that were subject to forfeiture to the extent that the underwriters’ Over-Allotment Option was not exercise in full or part. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding common stock upon completion of our initial public offering. The securities were issued in connection with our organization pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

On February 14, 2023, we consummated our initial public offering of 6,000,000 units. Each Unit consists of one share of common stock, par value $0.0001 per share, one redeemable warrant, with each warrant entitling the holder thereof to purchase one share of common stock for $11.50 per share, subject to certain adjustments, and one right, with each right entitling the holder thereof to one-tenth (1/10) of one share of common stock. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $60,000,000. Chardan was the book-running manager of our initial public offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (333-264597). The registration statement became effective on February 9, 2023.

Simultaneously with the closing of the initial public offering, we consummated the private placement of 430,000 Private Placement Units to our Sponsor for an aggregate purchase price of $4,300,000.  The Private Placement Units are identical to the Units sold in the offering. The private placement was conducted as a non-public transaction and, as a transaction by an issuer not involving a public offering, is exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

A total of $61,050,000, comprised of the proceeds from the initial public offering and certain proceeds from the private placement, was placed in a U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On February 21, 2022, the underwriters of our initial public offering exercised the Over-Allotment Option and purchased an additional 900,000 units, generating additional gross proceeds of $9,000,000. In connection with the exercise of the Over-Allotment Option, a total of $70,207,500, comprised of the proceeds from the closing, the private placement and the sale of the Over-Allotment Units, was placed into the Trust Account.

We paid a total of $1,380,000 in underwriting discounts and commissions and $1,341,126 for other costs and expenses related to the initial public offering. In addition, the underwriters agreed to defer $2,070,000 in underwriting discounts and commissions.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated February 9, 2023 which was filed with the SEC.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this report.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the Private Placement Units, the proceeds of the sale of our capital stock in connection with our initial business combination, shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares in connection with an initial business combination:

●	may significantly dilute the equity interests of our existing investors;
●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●
could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our common stock, warrants and/or rights.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

Our entire activity since inception through December 31, 2022 related to our formation and initial public offering. We do not expect to generate any operating revenues until after the completion of an initial business combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents held after our initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the years ended December 31, 2022 and 2021, we had a net loss of $35,388 and $3,308, respectively, which consisted of operating costs.

Liquidity and Capital Resources

Our liquidity needs had been satisfied prior to the completion of our initial public offering through a capital contribution from our Sponsor of $25,000 for the founder shares and an aggregate of $1,200,000 in loans from our Sponsor under unsecured promissory notes. Upon the closing of our initial public offering, the promissory notes were be deemed to be repaid and settled in connection with the private placement. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans.
The net proceeds from (i) the sale of the Units in our initial public offering (including the Units sold in the exercise of the Over-Allotment Option), after deducting offering expenses of approximately $1,310,000, underwriting commissions of $1,380,000 and excluding deferred underwriting commissions of $2,070,000, and (ii) the sale of the Private Placement Units for an aggregate purchase price of $4,300,000 was $70,610,000. Of this amount, $70,207,500 was placed in the Trust Account, including $2,070,000 of deferred underwriting commissions. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations, based on the number of authorized shares of our common stock, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from this offering held outside of the Trust Account or from interest earned on the funds held in our Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of December 31, 2022, the Company had $124,501 in its operating bank account and a working capital deficit of $1,138,861. The Company’s liquidity needs prior to the consummation of the initial public offering had been satisfied through proceeds from advances from related party and from the issuance of common stock. Subsequent to the consummation of the initial public offering, the Company’s liquidity was satisfied through the net proceeds from the consummation of the initial public offering and the proceeds from the private placement held outside of the Trust Account.
In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our Sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into Units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The Units would be identical to the Private Placement Units. The terms of such loans by our Sponsor, officers and directors or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, officers and directors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. Loans made by Chardan or any of its related persons, if any, will not be convertible into any of our securities and Chardan and its related persons will have no recourse with respect to their ability to convert their loans into any of our securities.

Based on the foregoing and the limited amount of working capital that the Company received into the operating account from the private placement, management believes that the Company will not have sufficient working capital to meet its working capital needs through the earlier of the consummation of an initial business combination or nine months from the initial public offering. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Over this time period, the Company will be using the remaining funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination. Further needs for operating capital beyond the Company’s current operating cash balance may need to be funded through loans from the Company’s Sponsor. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
If the Company is unable to complete a Business Combination by November 14, 2023 (subject to extension by majority approval by the Company’s stockholders voting), the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution combined with uncertainty as to whether the Company has sufficient liquidity to fund operations through the liquidation date or thereafter should a deferral occur raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to evaluate potential business combination opportunities and intends to complete a business combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $7,500, for office space, utilities and secretarial and administrative support. We began incurring these fees on February 9, 2023 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination or our liquidation.

Chardan is entitled to a deferred underwriting commission of $2,070,000. The deferred fee will be waived by Chardan in the event that we do not complete an initial business combination, subject to the terms of the underwriting agreement. Also, we have incurred legal fees related to our initial public offering of $100,000. These fees will only become due and payable upon the consummation of a business combination.

The holders of the founder shares, equity participation shares, placement units, and units that may be issued upon conversion of working capital loans (and in each case holders of their component securities, as applicable) are entitled to registration rights pursuant to the registration rights agreement. These holders are entitled to make up to two demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggyback” registration rights to include their securities in other registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements. Chardan may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the date of our prospectus issued in connection with our initial public offering and may not exercise its demand rights on more than one occasion.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of our initial public offering and the sale of the Private Placement Units held in the Trust Account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Form 10-K and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this report, our current directors and executive officers are as follows:

Name	Age	Position
Kuk Hyoun Hwang	47	Chief Executive Officer and Director
David J. Yoo	49	Chief Financial Officer
Steven Reed	72	Chairman of the Board
Jun Chul Whang	58	Director
Rad Roberts	55	Director
In Chul Chung	59	Director
Hosun Euh	45	Director
Jin Whan Park	55	Director
Kuk Hyoun Hwang has been the Chief Executive Officer and a director of the Company since March 2020. Mr. Hwang is the Managing Partner of BCM, which he founded in August 2012. BCM is the South Korea advisor for Bellevue Asset Management AG, a subsidiary of Bellevue Group AG, a Swiss financial group holding company with global healthcare investing expertise which is publicly listed on the Swiss Exchange (SIX) and oversees assets under management of approximately $9 billion, primarily invested in private and public equities across the global healthcare sector. As a representative of BAM, Mr. Hwang has advised numerous clients, including end-investors and product distributors, on global healthcare investments with strategic sectoral approaches. He is also the Chief Executive Officer of BCM Europe, a position he has held since March 2020, and Chairman of Vaximm AG since November 2022. Since July 2019 until April 2021 and December 2022 to present, Mr. Hwang has also served as Chief Executive Officer of OSR Holdings Ltd., a global healthcare holding company and a wholly-owned subsidiary of BCM, where he has also served as chairman since July 2019. Prior to founding BCM in 2012, Mr. Hwang served with financial services firms in Korea and the U.S., including North Head Capital Partners LLC from 2011-2012, Kim Eng Research Korea and Kim Eng Securities USA from 2006-2008, and Shinhan Investment Corp from 2002-2004 and 2006. Mr. Hwang received a BA in sociology from Korea University in 1998. We believe Mr. Hwang is well qualified as a director because of his significant investment and capital markets expertise within the healthcare industry.
David J. Yoo has been the Chief Financial Officer of the Company since September 2021. Mr. Yoo has over 25 years of experience in corporate finance, investment analysis and public company management. Since October 2022, Mr. Yoo has served as the Manager, Omnichannel Sales at Keeco LLC, a textile manufacturer. From October 2022 to July 2019, Mr. Yoo served as the executive director and operating management member of Decorstandard Corp., an early-stage designer and distributor of PVC and PPU-based interior solutions in Bergenfield, NJ. From March 2013 to January 2019, Mr. Yoo was the president and CEO of Agabang USA, Inc. the wholly-owned subsidiary of Agabang & Company, Ltd, (KOSDAQ: 013990), a Korean vertically integrated retailer of infant and children’s apparel and accessories. Before Agabang, Mr. Yoo was the managing director and partner, from August 2010 to March 2013, of China Select Capital Partners Corp. subsequently acquired by Roadman Investments Corp, a TSXV-listed investment issuer. Mr. Yoo was the CFO of Ord Mountain Resources Corp., (TSXV: OSR) a portfolio company of Roadman Investments Corp, from July 2019 until February 2021. From 2008 to 2010, Mr. Yoo was the managing director at SF Investment, a Seoul-based private equity firm. Mr. Yoo was also at Early Bird Capital from 2004 to 2008, as a vice president in investment banking focused on Special Purpose Acquisition Companies. Mr. Yoo was previously in various investment analyst roles at firms including Dalewood Associates, Ardour Capital, KPMG International and the Doosan Group. He has served as a director and member of the audit committee at Tremisis Energy Acquisition Corp II (NYSE Amex: TGY). Mr. Yoo earned a B.A. in psychology from the University of California at Berkeley and an M.B.A. in finance from the Leonard N. Stern School of Business at New York University. We believe Mr. Yoo is well qualified as an officer because of his significant capital markets, investment and public company operating experiences.
Dr. Steven G. Reed has been Chairman of the Board of the Company since February 2023. In 2017 Dr. Reed, founded and now serves as President and Chief Executive Officer of HDT Bio, a biotechnology company focused on novel immunotherapy approaches for cancer and infectious diseases. In 2014, Dr. Reed founded Afrigen Biologics, a company in Cape Town, South Africa, focused on vaccines for tuberculosis and other infectious diseases, where he served as Director until August 2019. In 2008, Dr. Reed co-founded Immune Design Corp. (IMDZ, Nasdaq), a cancer therapeutics company, where he served as Chief Executive Officer until 2011. He also founded Dharma Therapeutics, a transdermal patch company, where he served as President from 2005 to 2008. In 1994 he co-founded Corixa Corporation where he served as Executive Vice President and Chief Scientific Officer until 2004. Since 1993, Dr. Reed has served as both Adjunct Professor of Medicine at Cornell University Medical College in New York and as Research Professor of Pathobiology at the University of Washington. Dr. Reed founded the Infectious Disease Research Institute (“IDRI”) in Seattle in 1993 and served as its President and CEO from 2014 to December 2019. He serves on several editorial review committees, has served as a member of the Tropical Medicine Review Board of the National Institute of Health, and as a member of the Vaccine Development Steering Committee of the World Health Organization. Dr. Reed is the author of over 400 publications, holds more than 100 patents and has raised over $150 million in grants during his career. Dr. Reed earned a BA in Biology from Whitman College in 1973, a MS in Microbiology in 1977 from the University of Montana and a PhD in Microbiology and Immunology from the University of Montana in 1979. We believe Dr. Reed is qualified to serve as a member of our board because of his leadership skills demonstrated throughout his career spanning over 40 years in science, academia, entrepreneurship and executive management, and his extensive academic background and experience with companies in the diagnostics, vaccine and therapeutics fields.
Jun Chul Whang has been a director of the Company since August 2020. Mr. Whang has been an advisor to BCM since January 2015, and starting in June 2018, has served as General Counsel and consultant to BCM. In August 2020, he became a member of BCM. As a member, Mr. Whang provides legal and strategic advice to BCM on cross-border transactional matters. Since April 2019, Mr. Whang has also been General Counsel to ELA Partners (an affiliate of Stonehaven, a global capital raising fintech platform), which specializes in capital raising for selective alternative investment opportunities globally. From May 2016 to May 2018, Mr. Whang was Partner at the law firm of Greenspoon Marder (“GM”). Mr. Whang was also Partner (having joined as an associate) at the law firm of Jacob, Medinger & Finnegan, LLP (“JMF”) from July 1992 until May 2016, when JMF merged with GM. From 1990 to 1992, Mr. Whang was an associate attorney with Cadwalader Wickersham & Taft. During his career as an attorney, Mr. Whang represented major international companies in product liability litigation and regulatory risk management domestically and internationally (Europe and Korea). His language capabilities include Korean, Spanish, French and Japanese (conversational). Mr. Whang earned a BA in Government from Dartmouth College in 1986, a JD from Cornell Law School in 1989, and an LLM in International and Comparative Law (with Distinction) from Georgetown Law Center in 1990. We believe Mr. Whang is well qualified to serve as a director because of his varied and extensive legal experience.
Dr. Rad Roberts has been a director at the Company since February 2023. Dr. Roberts has served as Director of Corporate Relations for the University of Washington since January 2015, where he is responsible for starting and growing partnerships between University of Washington health sciences researchers and life science companies, including pharma, biopharma, and medical device companies. Since September 2018, he has served as Co-chair for the Life Sciences Committee for Keiretsu Northwest, an investor network, where he runs the group that screens early stage companies and helps them prepare for the Keiretsu investor forums. Since January 2015, Dr. Roberts has been a consultant to Elysium Holdings, working on a National Science Foundation contract to train Industrial Liaison Officers at National Science Foundation-funded Engineering Research Centers around the United States. Dr. Roberts earned a B.S. at Stanford University in 1990, a Ph.D. in Biology, focusing on genetics and biochemistry, at the Massachusetts Institute of Technology in 1997, and conducted post-doctoral work at the University of Washington. We believe that Dr. Roberts is qualified to serve as a member of our board because of his significant experience advising and evaluating early stage life science companies, including therapeutics companies, as well as building partnerships with pharma and other large companies.
Dr. In Chul Chung has been a director at the Company since February 2023. Dr. Chang has served as Chief Executive Officer of Panacea Ltd., an industrial manufacturing, distribution and biotech drug research and development company, since August 2021. As Chief Executive Officer of Panacea, Ltd., Dr. Chang is responsible for the overall strategic direction, business developments, corporate finance and operating activities of the company. Dr. Chung served as Chief Financial Officer of CrystalGenomics Inc., a publicly-listed biopharmaceutical company in South Korea, from January 2016 to December 2021. As Chief Financial Officer of CrystalGenomics Inc., Dr. Chung headed the Corporate Planning and Strategies department and his responsibilities encompass business developments, financial planning and management, international relations and strategic investments. From November 2014 to

December 2015, Dr. Chung was both a Visiting Professor at Seoul School of Integrated Sciences & Technologies and Senior Advisor at Alix Partners, where his responsibilities included advising in connection with execution of a turnaround project for a semiconductor company. Additionally, Dr. Chung was Senior Executive Vice President at the STX Group, from 2011 to 2014, Partner with consulting firm A.T. Kearney, from 2001 to 2008 and Co-Founder and Partner of the Korean office of global consulting firm Monitor Group, from 1989 to 2000. Dr. Chung received a BS in Business Administration from Seoul National University in 1986, an MBA from Seoul National University Graduate School of Business Administration in 1988 and PhD in International Business and Strategy from Seoul National University Graduate School of Business Administration in 1997. We believe Dr. Chung is well qualified to serve as a director because of his experience in the areas of corporate strategic planning, mergers and acquisitions and business strategies.
Hosun Euh has been a director at the Company since February 2023. Mr. Euh founded and has served as Managing Partner of VTI Partners Ltd., a private equity firm based in South Korea, since June 2021. Prior to this, Mr. Euh joined Goldman Sachs Korea in 2007 and served in various investment banking positions until June 2021. From June 2018 to March 2021, he served as Chief Operating Officer of Investment Banking Division at Goldman Sachs Korea, responsible for covering Korean conglomerates and financial sponsors as well as execution of M&A and capital market transactions. Prior to Goldman Sachs, he was employed at Lazard Asia Ltd. from 2006 to 2007 and Samsung Securities Co., Ltd. from 2003 to 2006 focusing on M&A advisory. Since 2003, Mr. Euh has completed over 50 M&A, capital markets and activism defense advisory transactions. Mr. Euh earned a Bachelor of Business Administration from Korea University in 2003. We believe Mr. Euh is qualified to serve as a member of our board because of his extensive transactional expertise in capital markets.

Jin Whan Park has been a director at the Company since February 2023. Mr. Park has served as Chief Executive Officer of JWP & Partners since founding the firm in 2011. From 2006 to 2012, Mr. Park was Director and Head of Investment Banking at Yuhwa Securities, where he advised on M&A transactions for corporate clients listed on the KOSDAQ. From 2008 to 2009, he was President of Biomass Korea, where he negotiated a supplier contract with Samsung Electronics and oversaw biomass production. From 2001 to 2006, he was Deputy Chief Executive Officer of AdNetworks where he provided investment consulting services for public companies in Korea. From 2000 to 2001, Mr. Park was Chief Financial Officer and Chief Marketing Officer at KRBIZ, which was an IT consulting business with major clients including Samsung, Korea University and Nonghyup Credit Agricole Asset Management. Mr. Park began his career at Hana Bank in their Corporate Finance Unit, where he worked as a loan officer and credit analyst from 1994 to 2000. Mr. Park is an active board member at Sungbo Scholarship Foundation, a family trust established in September 2018 by the founders of Yuhwa Securities. Mr. Park received his BA in Business Administration from Korea University in 1994. We believe Mr. Park is well qualified to serve as a director considering his history of company leadership and track record in executing transactions.

Number and Terms of Office of Officers and Directors
We have seven directors and two officers upon completion of this offering. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of our initial directors will expire at our first annual meeting of stockholders.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, a Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have establish an audit committee of the board of directors. Dr. Chung and Messrs. Park and Euh serve as members of our audit committee, and Dr. Chung is the chair of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Dr. Chung and Messrs. Park and Euh meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Park qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
We have adopted an audit committee charter which details the principal functions of the audit committee, including:
•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Our Audit Committee Charter is included as an exhibit to this annual report on Form 10-K. You can also review the Audit Committee Charter by accessing our public filings at the SEC’s web site at www.sec.gov.

Compensation Committee

We have establish a compensation committee of the board of directors. Drs. Reed and Roberts serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Drs. Reed and Roberts are independent and Dr. Reed is the chair of the compensation committee.
We have adopted a compensation committee charter details the principal functions of the compensation committee, including:
•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
•	reviewing on an annual basis our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•	if required, producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
Our Compensation Committee Charter is included as an exhibit to this annual report on Form 10-K. You can also review the Compensation Committee Charter by accessing our public filings at the SEC’s web site at www.sec.gov.
Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our Sponsor of $7,500 per month for office space, utilities and secretarial and administrative support, reimbursement of expenses, and payment to BCM and/or any of its affiliates, partners or employees a fee for financial advisory services rendered in connection with our initial business combination, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other advisor and will be directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the compensation committee will consider the independence of each such advisor, including the factors required by Nasdaq and the SEC.

Director Nominations
We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Drs. Reed, Roberts and Chung and Mr. Euh and Mr. Park. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.
The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. Our Code of Ethics is included as an exhibit to this annual report on Form 10-K. You can also review the Code of Ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a current report on Form 8-K.

Item 11. Executive Compensation

None of our officers has received any cash compensation for services rendered to us. We have paid and will continue to pay an affiliate of our Sponsor a total of $7,500 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers, directors or any affiliate of our Sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is) except that we may pay BCM and/or any of its affiliates, partners or employees a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination; the amount of any fee we pay to BCM and/or any of its affiliates, partners or employees will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. Our officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors, advisors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

Our Sponsor has transferred 20,000 founder shares to each of Drs. Chung, Reed and Roberts and Mssrs. Euh and Park for their board service and Mr. Yoo for his service as chief financial officer.  Our Sponsor additionally transferred 20,000 private placement warrants to each of Dr. Reed for his service as chairman of the board of directors, Dr. Chung for his service as chair of the audit committee, and Mr. Yoo for his service as chief financial officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 9,055,000 shares of our common stock (including an aggregate of 430,000 placement shares) issued and outstanding as of March 27, 2023.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these private placement warrants are not exercisable within 60 days of the date of this report.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Bellevue Global Life Sciences Investors LLC(2)(3)	1,320,500	14.6%
Kuk Hyoun Hwang(2)(3)	1,320,500	14.6%
BCM Europe(3)	680,000	7.5%
David J. Yoo(4)	20,000	*
Jun Chul Whang(5)	—	*
Steven Reed(4)	20,000	*
Rad Roberts(4)	20,000	*
In Chul Chung(4)	20,000	*
Hosun Euh(4)	20,000	*
Jin Whan Park(4)	20,000	*
All executive officers and directors as a group (8 individuals)	1,440,500	15.9%

____________________________
*	Less than one percent.

(1)	The business address of each of these entities and individuals is at 10900 NE 4th Street, Suite 2300, Bellevue, WA 98036.

(2)
Interests consists of (i) 1,725,000 founder shares, (ii) the transfer of 34,500 shares to Chardan, (iii) 430,000 placement shares (but excludes any shares issuable upon exercise of the placement warrants or upon conversion of the placement rights)  held of record by our Sponsor, (iv) the transfer of 680,000 shares to BCM Europe, and (v) the transfer of 120,000 shares by our Sponsor to our Mr. Yoo and our directors. Mr. Hwang, our Chief Executive Officer and a Director, is the founder and managing partner of Bellevue Capital Management LLC, the general partner of our Sponsor, and has voting and dispositive power over the shares.

(3)
The promissory note between our Sponsor and BCM Europe is convertible into 680,000 shares of common stock held by our Sponsor at the election of either our Sponsor or BCM Europe on or after the commencement of this offering (which will not result in any additional dilution or issuance of additional shares by the Company).

(4)	The Sponsor transferred 20,000 founder shares to each of these individuals for their service to the Company.

(5)	Interest do not include shares held by our Sponsor. Mr Whang is a minority owner of our Sponsor but has no voting or dispositive power over the shares held by our Sponsor.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On July 30, 2020, we issued an aggregate of 1,437,500 founder shares to our Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.017 per share. On April 25, 2022, we executed a stock split, resulting in an aggregate of 1,725,000 founder shares held by our Sponsor (of which up to 225,000 shares were subject to forfeiture in the event the underwriter’s Over-Allotment Option was not exercised in full). At the closing of our initial public offering, our Sponsor transferred 20,000 founder shares to each of our directors and 20,000 placement warrants each to our directors who are serving as our Chairman of the Board of Directors and the chair of our audit committee. On March 23, 2023, our Sponsor also transferred 20,000 founder shares and 20,000 placement warrants to Mr. Yoo for his service as Chief Financial Officer.
Our Sponsor purchased an aggregate of 430,000 Private Placement Units at a price of $10.00 per unit, for an aggregate purchase price of $4,300,000, at the closing of our initial public offering. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the founder shares or placement shares, and the placement warrants and placement rights will expire worthless if we do not consummate a business combination within the allotted 9 month period or such other time period as our stockholders may approve.
On March 31, 2022, our Sponsor entered into a promissory note with BCM Europe in the principal amount of $3,400,000 with a maturity date of December 9, 2023 (the “BCM Europe Note”). The proceeds of the BCM Europe Note were used to fund our Sponsor’s purchase of the Private Placement Units. The BCM Europe Note is convertible at the election of either our Sponsor or BCM Europe into 680,000 shares of common stock held by our Sponsor.

Additionally, on February 2, 2023, our Sponsor entered into a promissory note with BCM Europe in the principal amount of $2,000,000 with a maturity date of February 2, 2024 (the “BCM Europe Note 2023”). The proceeds of the BCM Europe Note 2023 will be used, if necessary, to fund expenses in connection with our initial business combination. The BCM Europe Note 2023 is not convertible into any shares of common stock held by our Sponsor.
We may pay BCM and/or any of its affiliates, partners or employees a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination. The amount of any fee we pay to BCM and/or any of its affiliates, partners or employees will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.
Commencing on the date of our prospectus issued in connection with our initial public offering, we have agreed to pay BCM, an affiliate of members of our Sponsor, a total of $7,500 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers, directors or any affiliate of our Sponsor, officers, directors prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors, advisors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf. Our Sponsor had loaned to us $1,200,000 under promissory notes which was used to pay a portion of the expenses of our initial public offering. These loans were non-interest bearing, unsecured and are due at the earlier of November 29, 2023 or the closing of our initial public offering. At the closing of our initial public offering, the promissory notes were be deemed to be repaid and settled in connection with the private placement.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsors, officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into Units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The Units issuable upon conversion of the working capital loans would be identical to the placement units. The terms of such loans by our Sponsor, officers and directors or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, officer and directors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. Loans made by Chardan or any of its related persons, if any, will not be convertible into any of our securities and Chardan and its related persons will have no recourse with respect to their ability to convert their loans into any of our securities.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
The holders of the founder shares, equity participation shares, placement units, and units that may be issued upon conversion of working capital loans (and in each case holders of their component securities, as applicable) will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering. These holders will be entitled to make up to two demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. Chardan may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement and may not exercise its demand rights on more than one occasion.
Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.
To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view and a majority of our disinterested independent directors approve such business combination. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers, directors or any affiliate of our Sponsor, officers, directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers, directors or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the Trust Account prior to the completion of our initial business combination:
•	Payment to an affiliate of our Sponsor of $7,500 per month for office space, utilities and secretarial and administrative support until the closing of our initial business combination;
•
we may pay BCM and/or any of its affiliates, partners or employees a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination; the amount of any fee we pay to BCM and/or any of its affiliates, partners or employees will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•
Repayment of loans which may be made by our Sponsor, officers and directors or their affiliates to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,000,000 of such loans may be convertible into Units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The Units issuable upon conversion of the working capital loans would be identical to the placement units. Loans made by Chardan or any of its related persons, if any, will not be convertible into any of our securities and Chardan and its related persons will have no recourse with respect to their ability to convert their loans into any of our securities.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors, advisors or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Drs. Reed, Roberts and Chung and Mr. Euh and Mr. Park is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our financial statements and other required filings with the SEC for the year ended December 31, 2022 totaled approximately $52,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2022 we did not pay Withum any audit-related fees.

Tax Fees. We did not pay Withum for tax services, planning or advice for the year ended December 31, 2022.

All Other Fees. We did not pay Withum for any other services for the year ended December 31, 2022.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this annual report on Form 10-K.

2.	Financial Statement Schedule: Not applicable.

3.	Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-K.

EXHIBIT INDEX

Exhibit	Description
1.1
Underwriting Agreement, dated February 9, 2023, between the Company and Chardan, as representative of the underwriters (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 15, 2023)

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 15, 2023)
3.2	By-Laws (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on May 10, 2022)
4.1	Specimen Unit Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on October 7, 2022)
4.2	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on April 29, 2022)
4.3	Specimen Warrant Certificate (Incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on May 13, 2022)
4.4
Warrant Agreement, dated February 9, 2023, between Continental Stock Transfer & Trust Company and the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 15, 2023)

4.5	Specimen Rights Certificate (Incorporated by reference to Exhibit 4.5 to Amendment No. 3 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on October 7, 2022)
4.6
Rights Agreement, dated February 9, 2023, between Continental Stock Transfer & Trust Company and the Registrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 15, 2023)

4.7	Description of Securities *
10.1
Form of Letter Agreement among the Registrant and our officers, directors, Chardan Capital Markets, LLC and Bellevue Global Life Sciences Investors LLC (Incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on October 7, 2022)

10.2
Investment Management Trust Agreement, dated February 7, 2023, between Continental Stock Transfer & Trust Company and the Registrant (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 15, 2023)

10.3
Registration Rights Agreement, dated February 9, 2023, between the Registrant and certain security holders (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 15, 2023)

10.4
Amended and Restated Securities Subscription Agreement, dated April 22, 2022, between the Registrant and Bellevue Global Life Sciences Investors LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on April 29, 2022)

10.5
Amended and Restated Placement Unit Purchase Agreement, dated February 9, 2023 between the Registrant and Bellevue Global Life Sciences Investors LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 15, 2023)

10.6	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on April 29, 2022)
10.7
Amended and Restated Administrative Support Agreement, dated February 9, 2023, by and between the Registrant and Bellevue Capital Management LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 15, 2023)

10.8
Form of Letter Agreement regarding Sponsor Indemnification (Incorporated by reference to Exhibit 10.8 to Amendment No. 5 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on January 20, 2023)

10.9
Stock Escrow Agreement, dated February 9, 2023, by and among Bellevue Life Sciences Acquisition Corp., Continental Stock Transfer & Trust Company, and Bellevue Global Life Sciences Investors, LLC (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 15, 2023)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on April 29, 2022)
24	Power of Attorney (included on signature page) *
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
99.1	Audit Committee Charter (Incorporated by reference to Exhibit 99.1 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on April 29, 2022)
99.2	Compensation Committee Charter (Incorporated by reference to Exhibit 99.2 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on April 29, 2022)

101.INS	XBRL Instance Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2023.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.

By:	/s/ Kuk Hyoun Hwang
Name:	Kuk Hyoun Hwang
Title:	Chief Executive Officer

POWER OF ATTORNEY

The undersigned directors and officers of Bellevue Life Sciences Acquisition Corp. constitute and appoint Kuk Hyoun Hwang as his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each attorney-in-fact, or his substitute, may do or case to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Kuk Hyoun Hwang	Chief Executive Officer and Director	March 31, 2023
Kuk Hyoun Hwang	(Principal Executive Officer)

/s/ David J. Yoo	Chief Financial Officer	March 31, 2023
David J. Yoo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Steven Reed	Chairman of the Board	March 31, 2023
Steven Reed

/s/ Jun Chul Whang	Director	March 31, 2023
Jun Chul Whang

/s/ Radclyffe Roberts	Director	March 31, 2023
Radclyffe Roberts

/s/ In Chul Chung	Director	March 31, 2023
In Chul Chung

/s/ Hosun Euh	Director	March 31, 2023
Hosun Euh

/s/ Jin Whan Park	Director	March 31, 2023
Jin Whan Park

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Bellevue Life Sciences Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bellevue Life Sciences Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholder’s deficit and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by November 14, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

 /s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York
March 31, 2023
PCAOB Number 100

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
BALANCE SHEETS
	December 31,
	2022	2021
Assets
Current assets:
Cash	$124,501	$4,757
Total current assets	124,501	4,757
Deferred offering costs	1,101,353	700,330
Total Assets	$1,225,854	$705,087

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$34,000	$2,847
Accrued offering costs	12,362	294,360
Notes payable - related party	1,200,000	400,000
Due to affiliate	17,000	10,000
Total current liabilities	1,263,362	707,207
Total liabilities	1,263,362	707,207

Commitments and Contingencies

Stockholder’s Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,725,000 issued and outstanding as of December 31, 2022 and 2021 (1) (2)	173	173
Additional paid-in capital	24,827	24,827
Accumulated deficit	(62,508)	(27,120)
Total stockholder’s deficit	(37,508)	(2,120)
Total Liabilities and Stockholder’s Deficit	$1,225,854	$705,087

(1)
This number includes an aggregate of up 225,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s election to fully exercise their over-allotment option on February 21, 2023, the 225,000 Founder Shares are no longer subject to forfeiture (see Note 7).

(2)	On April 25, 2022, the Company executed a stock split, resulting in an aggregate of 1,725,000 founder shares held by the Sponsor.

The accompanying notes are an integral part of the financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
STATEMENTS OF OPERATIONS
	For the Years Ended
	December 31,
	2022	2021

EXPENSES
General and administrative expenses	$35,388	$3,308

Total expenses	35,388	3,308

NET LOSS	$(35,388)	$(3,308)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED (1) (2)	1,500,000	1,500,000

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.00)

(1)
This number excludes an aggregate of up 225,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s election to fully exercise their over-allotment option on February 21, 2023, the 225,000 Founder Shares are no longer subject to forfeiture (see Note 7).

(2)	On April 25, 2022, the Company executed a stock split, resulting in an aggregate of 1,725,000 founder shares held by the Sponsor.

The accompanying notes are an integral part of the financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT
For the Years Ended December 31, 2022 and 2021

					Total
	Common Stock		Additional	Accumulated	Stockholder’s
	Shares (1) (2)	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance December 31, 2020	1,725,000	$173	$24,827	$(23,812)	$1,188
Net loss	-	-	-	(3,308)	(3,308)
Balance December 31, 2021	1,725,000	173	24,827	(27,120)	(2,120)
Net loss	-	-	-	(35,388)	(35,388)
Balance, December 31, 2022	1,725,000	$173	$24,827	$(62,508)	$(37,508)

(1)
This number includes an aggregate of up 225,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s election to fully exercise their over-allotment option on February 21, 2023, the 225,000 Founder Shares are no longer subject to forfeiture (see Note 7).

(2)	On April 25, 2022, the Company executed a stock split, resulting in an aggregate of 1,725,000 founder shares held by the Sponsor.

The accompanying notes are an integral part of the financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,388)	$(3,308)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	31,153	2,847
Net cash flows used in operating activities	(4,235)	(461)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of offering costs	(683,021)	(167,435)
Proceeds from note payable - Sponsor	800,000	100,000
Repayments to affiliate	(10,000)	-
Proceeds from affiliate	17,000	10,000
Net cash flows used in financing activities	123,979	(57,435)

NET CHANGE IN CASH	119,744	(57,896)

CASH, BEGINNING OF YEAR	4,757	62,653

CASH, END OF YEAR	$124,501	$4,757

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued offering costs	$12,362	$294,360

The accompanying notes are an integral part of the financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 1–DESCRIPTION   OF   ORGANIZATION,   BUSINESS   OPERATIONS   AND   BASIS   OF PRESENTATION
Bellevue Life Sciences Acquisition Corp. (the “Company”) was incorporated in Delaware on February 25, 2020. The Company  was  incorporated for the purpose of  entering into a  merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of December 31, 2022, the Company had not commenced any operations. All activity since inception relates to the Company’s formation and the initial public offering (“Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s Initial Public Offering (the “Registration Statement”) was declared effective on February 9, 2023. On February 14, 2023, the Company consummated the Initial Public Offering of 6,000,000 units, (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $60,000,000, which is described in Note 3.
Subsequently, on February 17, 2023, the underwriters exercised their over-allotment option in full. The closing of the issuance and sale of the additional Units occurred (the “Over-Allotment Option Units”) on February 21, 2023. The total aggregate issuance by the Company of 900,000 Over-Allotment Option Units at a price of $10.00 per unit generated total gross proceeds of $9,000,000.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 430,000 Units (the “Private Placement Units”), to the Bellevue Global Life Sciences Investors LLC (the “Sponsor”) at a price of $10.00 per Placement Unit, for an aggregate purchase price of $4,300,000. Each Unit and Private Placement Unit consists of one share of common stock, par value $0.0001 (the “Common Stock”), a warrant to purchase one share of Common Stock (the “Public Warrants” and “Private Placement Warrants” and collectively, the “Warrants”) and one right which entitles the holder thereof to receive one-tenth (1/10) of a share of common stock (the “Public Rights” and Private Placement Rights” and collectively the “Rights”), as described in Notes 3 and 4.
The Company’s management  has broad discretion  with respect  to the specific  application  of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting fees and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only  complete a  Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
Upon closing of the Initial Public Offering, the Private Placement, the sale of the Over-Allotment Units and the additional Trust funding, a total of $70,207,500 was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company will provide its holders of the outstanding shares of its Common Stock (“Public Shares”) sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares (as described  in Note 1) for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.175 per Public Share plus any pro rata interest then in the Trust Account, net of taxes payable). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the closing of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) have agreed to vote its Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial  Public Offering in favor of a Business Combination.
Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the Company’s Sponsor and any other holders of the Company’s common stock prior to the Initial Public Offering (or their permitted transferees (the “Initial Stockholders”) have agreed to waive their redemption rights with respect to their Founder Shares, Placement Shares and Public Shares in connection with the completion of a Business Combination.
Notwithstanding the foregoing, the Company’s Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of more of the shares of Common Stock (as defined in Note 1) sold in the Initial Public Offering.
The Company’s Initial Stockholders and Chardan Capital Markets, LLC (“Chardan”), the representative of the underwriters, have agreed not to propose or vote in favor of an amendment to the Company’s amended and restated certificate of incorporation (as to be in effect prior to the closing of the offering, the “Amended and Restated Certificate of Incorporation”) (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within nine months or such other time period as the stockholders may approve from the closing of the Initial Public Offering (the “Combination Period”) or (B) with respect to any other provision relating to stockholders rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public shares in conjunction with such an amendment.
Pursuant to the Amended and Restated Certificate of Incorporation, if the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii)  as promptly  and as reasonably  possible, but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares (defined in Note 4) and Placement Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than approximately $10.175 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective partner business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective partner businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Basis of Presentation and Going Concern Consideration
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of  America (“GAAP”)  and  pursuant to  the rules and regulations of the SEC.
Liquidity and Going Concern
As of December 31, 2022, the Company had $124,501 in its operating bank account and a working capital deficit of $1,138,861. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from related party and from the issuance of common stock. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity was satisfied through the net proceeds from the consummation of the Initial Public Offering and the proceeds from the Private Placement held outside of the Trust Account.
Based on the foregoing and the limited amount of working capital that the Company received into the operating account from the Private Placement, management believes that the Company will not have sufficient working capital to meet its working capital needs through the earlier of the consummation of an Initial Business Combination or nine months from the Initial Public Offering. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Over this time period, the Company will be using the remaining funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination. Further needs for operating capital beyond the Company’s current operating cash balance may need to be funded through loans from the Company’s Sponsor. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
If the Company is unable to complete a Business Combination by November 14, 2023 (subject to extension by majority approval by the Company’s stockholders voting), the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution combined with uncertainty as to whether the Company has sufficient liquidity to fund operations through the liquidation date or thereafter should a deferral occur raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to evaluate potential Business Combination opportunities and intends to complete a business combination.

Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not  limited to,  not  being required to  comply with  the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of  any  golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standards at the time the private companies adopt the new or revised standard. This may make the comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

If the Company is unable to complete a Business Combination by November 14, 2023 (subject to extension by majority approval by the Company’s stockholders voting), the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution combined with uncertainty as to whether the Company has sufficient liquidity to fund operations through the liquidation date or thereafter should a deferral occur raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to evaluate potential Business Combination opportunities and intends to complete a business combination.

NOTE 2–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effects of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $124,501 in cash held in its operating account as of December 31, 2022. The Company had no cash equivalents as of December 31, 2022 and 2021.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the financial statements, primarily due to their short-term nature.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the financial statements as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Warrant Instruments
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. The Company determined that upon review of the warrant agreement that the Public Warrants (as defined in Note 1) and the Private Placement Warrants (as defined in Note 1) issued in the Initial Public Offering qualify for equity accounting treatment.

Rights
In connection with the Initial Public Offering of up to 6,000,000 Public Units, each Public Unit is comprised of one share of common stock, $0.0001 par value, a warrant to purchase one share of Common Stock, and one Public Right to receive one-tenth (1/10) of one share of Common Stock. Simultaneously, with the consummation of the Initial Public Offering, the Company engaged in a private placement and issued placement units that are identical to the Public Unit, which included the issuance and delivery of aggregate of 430,000 Placement Rights underlying Placement Units (the “Placement Rights”, and together with the Public Rights and such other rights as the Company issues from time to time hereunder, the “Rights”).
The Company accounts for the rights issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that the rights described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

Over-Allotment Option
The underwriter has the right to purchase up to 900,000 additional Units to cover over-allotments. ASC 480-25-8 requires an entity to classify as a liability any financial instrument, other than an outstanding share, that, at inception, both embodies an obligation to repurchase the issuer’s equity shares or is indexed to such an obligation and requires or may require the issuer to settle the obligation by transferring assets. The Unit could not qualify for equity classification if it were a separate Unit of account. In turn, the over-allotment option, which can only be exercised for a Unit during a 45-day period, would not qualify for equity classification under the same premise.

Equity Participation Shares
The Company agreed to issue to the underwriter at the closing of the Initial Public Offering 34,500 representative shares (“Equity  Participation Shares”), including over-allotment, which will be issued upon the completion of the Initial Business Combination.

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the  date of these financial statements that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately.
Net Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 225,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. As of December 31, 2022 and December 31, 2021, respectively, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to difference between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of December 31, 2022 and 2021.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be  more likely than not  to  be  sustained upon  examination by  taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment interest and penalties for the years ended December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of ASC 340-10-S99-1, SEC SAB Topic 5A, and SEC SAB Topic 5T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”.  Offering costs consist principally of professional and registration fees incurred through the date of the financial statements that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3–INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 6,000,000 Units at a price of $10.00 per Unit. On February 17, 2023, the underwriters exercised their over-allotment option to purchase an additional 900,000 Units. Each Unit consists of one share of common stock, one redeemable warrant entitling the holder thereof to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment, and one right which entitles the holder thereof to receive one-tenth (1/10) of a share of common stock (see Note 6). Each warrant will become exercisable 30 days after the consummation of an initial business combination, and will expire five years after the completion of an initial business combination, or earlier upon redemption or liquidation. Each right entitles the holder thereof to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination, as described in more detail below. Each ten rights entitle the holder thereof to receive one share of common stock at the closing of a business combination.

NOTE 4–RELATED PARTY TRANSACTIONS
Founder Shares
On July 30, 2020, the Sponsor purchased 1,437,500 shares of the Company’s Common Stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.017 per share. On April 25, 2022, the Company executed a 1.2-for-one stock split, resulting in an aggregate of 1,725,000 Founder Shares held by the Company’s sponsor, of which up to 225,000 Founder Shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Founder Shares (including the Equity Participation Shares) will represent 20.0% of the Company’s issued and outstanding shares of Common Stock after the Initial Public Offering (excluding shares of Common Stock underlying the Private Placement Units).
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) three years after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Common Stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-day trading period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of Common Stock for cash, securities or other property.
Private Placement Units
The Sponsor has purchased an aggregate of 430,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement that occurred simultaneously with the consummation of the Initial Public Offering. Each Private Placement Unit consists of one share of Common Stock, one redeemable warrant entitling the holder to purchase one share of Common Stock, and one right which entitles the holder thereof to receive one-tenth (1/10) of a share of common stock. The Private Placement Warrants are exercisable only to purchase whole shares of Common Stock at an exercise price of $11.50 per share, subject to adjustment (see Note 6). Proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete the initial Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be included in the liquidating distribution to the holders of the Public Shares.
The Sponsor and the Company’s officers and directors will agree, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units, including the component securities therein until 30 days after the completion of the Business Combination.
Promissory Notes
The Sponsor has advanced funds to the Company for the payment of expenses incurred in connection with the Initial Public Offering, which amount is evidenced by non-interest bearing promissory notes in the principal amount of $1,200,000. The promissory notes were due at the earlier of November 29, 2023 or upon the closing of the Initial Public Offering. The outstanding balance was $1,200,000 and $400,000 as of December 31, 2022 and 2021, respectively.
Upon the closing of the Initial Public Offering, the promissory notes were be deemed to be repaid and settled in connection with the private placement.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the Trust Account released to the Company. In the event that a

Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Loans made by Chardan or any of its related persons, if any, will not be convertible into any of the Company’s securities, and Chardan and its related persons will have no recourse with respect to their ability to convert their loans into any of the Company’s securities. As of December 31, 2022 and 2021, no Working Capital Loans were outstanding.
Administrative Support Agreement
Commencing on the date the Company’s securities were first listed on Nasdaq, the Company agreed to pay an affiliate of members of the Sponsor a total of $7,500 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Due to Affiliate
On August 17, 2021, the Sponsor agreed to advance the Company up to $10,000. On February 17, 2022, the Company repaid $10,000 to the Sponsor. On April 28, 2022, the Sponsor agreed to advance the Company up to an additional $10,000. On April 29, 2022, the Sponsor agreed to advance an additional $7,000. These advances are due on demand and are non-interest bearing. The outstanding balance was $17,000 and $10,000 as of December 31, 2022 and 2021, respectively.

NOTE 5–COMMITMENTS & CONTINGENCIES
Registration Rights
The holders of Founder Shares, Private Placement Units (including component securities contained therein), and Units (including component securities contained therein) that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement signed prior to the effective date of the Initial Public Offering, requiring the Company to register such securities for resale. The holders of the majority of these securities are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, these holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Chardan may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement of which this prospectus forms a part and may not exercise its demand rights on more than one occasion.
Underwriting Agreement
The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 900,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.
The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $1,200,000 in the aggregate, equal to 2% of the gross proceeds of the Initial Public Offering (or $1,380,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the Initial Public Offering; provided that for each Unit purchased by investors that are sourced by the Sponsor, such underwriting discount was reduced to $0.125 per Unit payable in cash. In addition, $0.30 per Unit, or approximately $1,800,000  in  the aggregate (or $2,070,000  in  the aggregate if  the  underwriters’ over-allotment option  is exercised in full) will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amount held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In addition, the underwriters are entitled to receive 30,000 shares of Common Stock (or 34,500 shares if the underwriters’ over- allotment option is exercised in full) from the Sponsor, which will be placed in escrow until the consummation of an initial Business Combination. Such shares paid to the underwriters are referred to as the “Equity Participation Shares.” If a Business Combination is not consummated, the Equity Participation Shares will be returned to the Sponsor. The Equity Participation Shares have been deemed compensation by Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. Chardan may not exercise its demand and “piggyback” registration rights after five and  seven years, respectively, after the effective date of the registration statement and may not exercise its demand rights on more than one occasion.
Risks and Uncertainties
Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or the search for a partner company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine.  As a result  of this action, various nations, including the United States, have instituted  economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this financial statements.

The excise tax included in the Inflation Reduction Act of 2022 may decrease the value of the Company’s securities following its initial business combination, hinder its ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

NOTE 6–STOCKHOLDER’S DEFICIT
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Common Stock
Pursuant to the Amended and Restated Certificate of Incorporation, the Company is authorized to issue 100,000,000 shares of Common Stock, $0.0001 par value.
On July 30, 2020, the Sponsor purchased 1,437,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.017 per share. On April 25, 2022, the Company executed a stock split, resulting in an aggregate of 1,725,000 Founder Shares held by the Sponsor. As of December 31, 2022 and 2021, there were 1,725,000 shares of Common Stock outstanding. Of the 1,725,000 shares of Common Stock, an aggregate of up to 225,000 shares are subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Proposed Public Offering. On February 21, 2023, the underwriters fully exercised their over-allotment option, hence, the 225,000 Founder Shares are no longer subject to forfeiture.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders.

Warrants
As of December 31, 2022 and 2021, there were no Warrants outstanding. The Warrants that are a part of the Units (the “Warrants”) may be exercised at a price of $11.50 per share, subject to adjustment as described in this prospectus. The Public Warrants will become exercisable on 30 days after the completion of a Business Combination.
The Warrants have an exercise price of $11.50 per share and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
Redemption of warrants when the price per Common Stock equals or exceeds $16.50.
Once the Warrants become exercisable, the Company may call the Warrants for redemption:
•	in whole and not in part;
•	at a price of $0.01 per Warrant;
•	upon not less than 30 days’ prior written notice of redemption given after the Warrants become exercisable;
•
if, and only if, the reported last sale price of the Common Stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the Warrants become exercisable and ending three business days before the date on which the Company sends the notice of redemption to the Warrant holders, and

•
if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying such Warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Common Stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.
The exercise price and number of shares of Common Stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or  consolidation. However,  the warrants will not  be  adjusted for issuances of shares of Common Stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
In addition, if (x) the Company issues additional shares of Common Stock or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.50 per share of Common Stock

(with such issue price or effective issue price to be determined in good faith by the Company’s board of directors), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination (net of redemptions), and (z) the Market Value is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $16.50 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 165% of the Market Value.
Equity Participation Shares
The Company agreed to issue to the underwriter at the closing of the Initial Public Offering up to 34,500 Equity Participation Shares, including over-allotment, which will be issued upon the completion of the Initial Business Combination. If the over-allotment option is not exercised in full, the Equity Participation Shares will be reduced pro rata.
The Company complies with the requirements of ASC 340-10-S99-1 and SEC SAB Topic 5A. Offering costs consist principally of professional and registration fees incurred through the date of the financial statements that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately.
Rights
Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of a share of common stock upon consummation of its initial business combination, even if the holder of a public right converted all shares of common stock held by him, her or it in connection with the initial business combination or an amendment to the Company’s certificate of incorporation with respect to its pre-business combination activities. In the event the Company will not be the surviving company upon completion of its initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the business combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional shares of common stock upon consummation of an initial business combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a business combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis.

NOTE 7–SUBSEQUENT EVENTS
The Company evaluated subsequent events to determine if events or transactions occurred after the balance sheet date up to the date the financial statements was issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than the following:
•
On February 14, 2023, the Company consummated its initial public offering of 6,000,000 units. Each unit consists of one share of common stock of the Company, par value $0.0001 per share, one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one share of common stock for $11.50 per share, subject to certain adjustments, and one right of the Company, with each right entitling the holder thereof to one-tenth (1/10) of one share of Common Stock. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $60,000,000.

Simultaneously with the closing of the initial public offering, the Company consummated the private placement of 430,000 Units to Bellevue Global Life Sciences Investors LLC, its sponsor, for an aggregate purchase price of $4,300,000.

•
On February 21, 2023, Chardan Capital Markets, LLC exercised its over-allotment option in full and purchased an additional 900,000 Units at the public offering price of $10.00 per Option Unit, generating additional gross proceeds to the Company of $9,000,000.