Form 10-Q
period 2023-03-31
Bellevue Life Sciences Acquisition Corp.
filed 2023-05-22
CIK 1840425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to_____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 18, 2023, there were 9,055,000 shares of common stock, par value $0.0001 per share issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  UNAUDITED Condensed Financial Statements

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
CONDENSED BALANCE SHEETS
	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash	$348,802	$124,501
Prepaid expenses	81,073	-
Total current assets	429,875	124,501
Deferred offering costs	-	1,101,353
Investments held in Trust Account	70,625,228	-
Total Assets	$71,055,103	$1,225,854

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$386,432	$34,000
Accrued offering costs	-	12,362
Notes payable - related party	-	1,200,000
Due to affiliate	17,000	17,000
Total current liabilities	403,432	1,263,362
Deferred underwriting commissions	2,070,000	-
Total liabilities	2,473,432	1,263,362

Commitments and Contingencies
Common stock subject to possible redemption, 6,900,000 shares issued and outstanding at redemption value of $10.20 per share and 0 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	70,411,907	-

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2023 and December 31, 2022	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,155,000 issued and outstanding (excluding 6,900,000 shares subject to possible redemption) and 1,725,000 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	216	173
Additional paid-in capital	-	24,827
Accumulated deficit	(1,830,452)	(62,508)
Total stockholders’ deficit	(1,830,236)	(37,508)
Total Liabilities, common stock subject to possible redemption and Stockholders’ Deficit	$71,055,103	$1,225,854

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022

EXPENSES
General and administrative expenses	$278,102	$126

Loss from operations	(278,102)	(126)

Other income:
Interest earned on investments held in Trust Account	417,728	-
Total other income	417,728	-

Income (loss) before provision for income taxes	139,626	(126)
Provision for income taxes	(29,321)	-
NET INCOME (LOSS)	$110,305	$(126)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	5,231,461	1,500,000

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.02	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2023 and 2022
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount

Balance, December 31, 2022	1,725,000	$173	$24,827	$(62,508)	$(37,508)
Sale of 430,000 Private Placement Units	430,000	43	4,299,957	-	4,300,000
Fair value of warrants and rights included in the Units sold in the Initial Public Offering and in the exercise of the over-allotment	-	-	1,236,527	-	1,236,527
Accretion of common stock to redemption value	-	-	(5,561,311)	(1,878,249)	(7,439,560)
Net income	-	-	-	110,305	110,305
Balance, March 31, 2023 (unaudited)	2,155,000	$216	$-	$(1,830,452)	$(1,830,236)

Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Shares	Amount

Balance, December 31, 2021	1,725,000	$173	$24,827	$(27,120)	$(2,120)
Net loss	-	-	-	(126)	(126)
Balance, March 31, 2022 (unaudited)	1,725,000	$173	$24,827	$(27,246)	$(2,246)

.
The accompanying notes are an integral part of the unaudited condensed financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$110,305	$(126)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(417,728)	-
Changes in operating assets and liabilities:
Prepaid expenses	(81,073)	-
Accounts payable and accrued expenses	340,070	-
Net cash flows used in operating activities	(48,426)	(126)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited in Trust Account	(70,207,500)	-
Net cash flows used in investing activities	(70,207,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Initial Public Offering, net of underwriters' fees	59,670,000	-
Proceeds from over-allotment option	9,157,500	-
Proceeds from private placement	4,300,000	-
Payment of offering costs	(1,447,273)	(78,239)
Proceeds from note payable - Sponsor	-	100,000
Repayments to note payable - Sponsor	(1,200,000)	-
Repayments to affiliate	-	(10,000)
Net cash flows provided by financing activities	70,480,227	11,761

NET CHANGE IN CASH	224,301	11,635

CASH, BEGINNING OF PERIOD	124,501	4,757

CASH, END OF PERIOD	$348,802	$16,392

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriters’ discount payable charged to additional paid-in capital	$2,070,000	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

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

As of March 31, 2023, the Company had not commenced any operations. All activity since inception relates to the Company’s formation and the initial public offering (“Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering (the “Registration Statement”) was declared effective on February 9, 2023. On February 14, 2023, the Company consummated the Initial Public Offering of 6,000,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $60,000,000, which is described in Note 3.

On February 17, 2023, the underwriters exercised their over-allotment option in full. The closing of the issuance and sale of the additional Units occurred (the “Over-Allotment Option Units”) on February 21, 2023. The total aggregate issuance by the Company of 900,000 Over-Allotment Option Units at a price of $10.00 per unit generated total gross proceeds of $9,000,000.
Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 430,000 Units (the “Private Placement Units”), to Bellevue Global Life Sciences Investors LLC (the “Sponsor”) at a price of $10.00 per Placement Unit, for an aggregate purchase price of $4,300,000. Each Unit and Private Placement Unit consists of one share of common stock, par value $0.0001 (the “Common Stock”), a warrant to purchase one share of Common Stock (the “Public Warrants” and “Private Placement Warrants” and collectively, the “Warrants”) and one right which entitles the holder thereof to receive one-tenth (1/10) of a share of common stock (the “Public Rights” and "Private Placement Rights” and collectively, the “Rights”), as described in Notes 3 and 4.
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

Upon closing of the Initial Public Offering, the Private Placement, the sale of the Over-Allotment Option Units and the additional Trust Account funding, a total of $70,207,500 was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S.

government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide its holders of the outstanding shares of its Common Stock sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares (as described in Note 1) for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.175 per Public Share plus any pro rata interest then in the Trust Account, net of taxes payable). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the closing of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) have agreed to vote its Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination.

Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel or compliance officer prior to execution. In addition, the Company’s Sponsor and any other holders of the Company’s common stock prior to the Initial Public Offering (or their permitted transferees (the “Initial Stockholders”)) have agreed to waive their redemption rights with respect to their Founder Shares, Placement Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Company’s Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of more of the shares of Common Stock sold in the Initial Public Offering.

The Company’s Initial Stockholders and Chardan Capital Markets, LLC (“Chardan”), the representative of the underwriters, have agreed not to propose or vote in favor of an amendment to the Company’s Amended and Restated Certificate of Incorporation (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within nine months or such other time period as the stockholders may approve from the closing of the Initial Public Offering (the “Combination Period”) or (B) with respect to any other provision relating to stockholders rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public shares in conjunction with such an amendment.

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

The Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares (defined in Note 4) and Placement Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than approximately $10.175 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective partner business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective partner businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation and Going Concern Consideration

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

Liquidity and Going Concern

As of March 31, 2023, the Company had $348,802 in its operating bank account and working capital of $26,443. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from related party and from the issuance of common stock. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity was satisfied through the net proceeds from the consummation of the Initial Public Offering and the proceeds from the Private Placement held outside of the Trust Account.

Based on the foregoing and the limited amount of working capital that the Company received into the operating account from the Private Placement, management believes that the Company will not have sufficient working capital to meet its working capital needs through the earlier of the consummation of an initial Business Combination or nine months from the Initial Public Offering. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Over this time period, the Company will be using the remaining funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination. Further needs for operating capital beyond the Company’s current operating cash balance may need to be funded through loans from the Company’s Sponsor. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not  limited to,  not  being required to  comply with  the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of  any  golden parachute payments not previously approved.

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

NOTE 2–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of unaudited condensed financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effects of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $348,802 and $124,501 in cash held in its operating account as of March 31, 2023 and December 31, 2022, respectively. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets. The fair values of cash, prepaid expenses, accrued offering costs and expenses, and amounts due to related parties are estimated to approximate the carrying values as of March 31, 2023 due to the short maturities of such instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed financial statements as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date.

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

Rights

In connection with the Initial Public Offering and the exercise of the over-allotment of up to 6,900,000 Public Units, each Public Unit is comprised of one share of common stock, $0.0001 par value, a warrant to purchase one share of Common Stock, and one Public Right to receive one-tenth (1/10) of one share of Common Stock. Simultaneously, with the consummation of the Initial Public Offering, the Company engaged in a private placement and issued placement units that are identical to the Public Unit, which included the issuance and delivery of aggregate of 430,000 Placement Rights underlying Placement Units (the “Placement Rights”, and together with the Public Rights and such other rights as the Company issues from time to time hereunder, the “Rights”).

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

Equity Participation Shares

The Company agreed to issue to Chardan at the closing of the Initial Public Offering 34,500 representative shares (“Equity  Participation Shares”), which include an additional 4,500 shares due to the exercise of the over-allotment option in full, which will be issued upon the completion of the Initial Business Combination.

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the  date of these unaudited condensed financial statements that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately.

Net Income (Loss) per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 7,330,000 shares of its common stock in the calculation of diluted net income (loss) per share, since their exercise is contingent upon future events. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock. The redemption feature for the common shares equals fair value, and therefore does not create a different class of shares or require an adjustment to the earnings per share calculation. The redemption at fair value does not represent an economic benefit to the holders that is different from what is received by other stockholders, because the shares could be sold on the open market. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates the fair value.

Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock sold in the Initial Public Offering and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 6,900,000 and 0 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to difference between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of March 31, 2023 and December 31, 2022.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be  more likely than not  to  be  sustained upon  examination by  taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment interest and penalties for the three months ended March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of ASC 340-10-S99-1, SEC SAB Topic 5A, and SEC SAB Topic 5T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”.  Offering costs consist principally of professional and registration fees incurred through the date of the unaudited condensed financial statements that are related to the Initial Public Offering. Offering costs were charged to temporary equity and permanent equity based on relative fair values, upon the completion of the Initial Public Offering.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3–INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering and exercise of the over-allotment, the Company sold 6,900,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock, one redeemable warrant entitling the holder thereof to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment, and one right which entitles the holder thereof to receive one-tenth (1/10) of a share of common stock. Each warrant will become exercisable 30 days after the consummation of an initial business combination, and will expire five years after the completion of an initial business combination, or earlier upon redemption or liquidation. Each right entitles the holder thereof to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination, as described in more detail below. Ten rights entitle the holder thereof to receive one share of common stock at the closing of a business combination.

NOTE 4–RELATED PARTY TRANSACTIONS
Founder Shares
On July 30, 2020, the Sponsor purchased 1,437,500 shares of the Company’s Common Stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.017 per share. On April 25, 2022, the Company executed a retroactive 1.2-for-one stock split on the 1,437,600 Founder Shares, resulting in an aggregate of 1,725,000 Founder Shares held by the Company’s sponsor as of July 30, 2020.
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) three years after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Common Stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-day trading period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of Common Stock for cash, securities or other property.
Private Placement Units
The Sponsor has purchased an aggregate of 430,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement that occurred simultaneously with the consummation of the Initial Public Offering. Each Private Placement Unit consists of one share of Common Stock, one redeemable warrant entitling the holder to purchase one share of Common Stock, and one right which entitles the holder thereof to receive one-tenth (1/10) of a share of common stock. The Private Placement Warrants are exercisable only to purchase whole shares of Common Stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7). Proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete the initial Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be included in the liquidating distribution to the holders of the Public Shares.
The Sponsor and the Company’s officers and directors will agree, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units, including the component securities therein until 30 days after the completion of the Business Combination.
Promissory Notes
The Sponsor has advanced funds to the Company for the payment of expenses incurred in connection with the Initial Public Offering, which amount is evidenced by non-interest bearing promissory notes in the principal amount of $1,200,000. The promissory notes were due at the earlier of November 29, 2023 or upon the closing of the Initial Public Offering. The outstanding balance was $0 and $1,200,000 as of March 31, 2023 and December 31, 2022, respectively.
Upon the closing of the Initial Public Offering, the promissory notes were be deemed to be repaid and settled in connection with the private placement. As of March 31, 2023, the promissory note is no longer available.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Loans made by Chardan or any of its related persons, if any, will not be convertible into any of the Company’s securities, and Chardan and its related persons will have no recourse with respect to their ability to convert their loans into any of the Company’s securities. As of March 31, 2023 and December 31, 2022, no Working Capital Loans were outstanding.
Administrative Support Agreement
Beginning on March 1, 2023, the Company agreed to pay an affiliate of members of the Sponsor a total of $7,500 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Due to Affiliate
On August 17, 2021, the Sponsor agreed to advance the Company up to $10,000 which was repaid on February 17, 2022. On April 28, 2022, the Sponsor agreed to advance the Company up to an additional $10,000. On April 29, 2022, the Sponsor agreed to advance an additional $7,000. These advances are due on demand and are non-interest bearing. During the three months ended March 31, 2023, the Company did not receive any additional funds and did not repay any balance. The outstanding balance was $17,000 as of March 31, 2023 and December 31, 2022, respectively.

NOTE 5–COMMITMENTS AND CONTINGENCIES
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
The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $1,380,000 in the aggregate, equal to 2% of the gross proceeds of the Initial Public Offering and the exercise of the over-allotment, payable upon the closing of the Initial Public Offering; provided that for each Unit purchased by investors that are sourced by the Sponsor, such underwriting discount was reduced to $0.125 per Unit payable in cash. In addition, $0.30 per Unit, or approximately $2,070,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amount held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In addition, the underwriters are entitled to receive 34,500 shares of Common Stock from the Sponsor, which will be placed in escrow until the consummation of an initial Business Combination. Such shares paid to the underwriters are referred to as the “Equity Participation Shares.” If a Business Combination is not consummated, the Equity Participation Shares will be returned to the Sponsor. The Equity Participation Shares have been deemed compensation by Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the Registration Statement related to the Initial Public Offering pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the Registration Statement related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the Registration Statement related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. Chardan may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the Registration Statement and may not exercise its demand rights on more than one occasion.
Risks and Uncertainties
Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or the search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine.  As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
The excise tax included in the Inflation Reduction Act of 2022 may decrease the value of the Company’s securities following its initial business combination, hinder its ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

NOTE 6 – COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The following is a reconciliation of the Company’s common stock subject to possible redemption as of March 31, 2023:

Common Stock Subject to Possible Redemption

Gross proceeds from Initial Public Offering	$69,000,000
Less: Proceeds allocated to public warrants and rights	(1,236,527)
Offering costs allocated to common stock subject to possible redemption	(4,791,126)
Plus: Accretion on common stock subject to possible redemption	7,439,560
Balance, March 31, 2023	$70,411,907

NOTE 7–STOCKHOLDERS’ DEFICIT
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Common Stock
Pursuant to the Amended and Restated Certificate of Incorporation, the Company is authorized to issue 100,000,000 shares of Common Stock, $0.0001 par value.
On July 30, 2020, the Sponsor purchased 1,437,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.017 per share. On April 25, 2022, the Company executed a stock split, resulting in an aggregate of 1,725,000 Founder Shares held by the Sponsor. As of December 31, 2022, there were 1,725,000 shares of Common Stock outstanding. Of the 1,725,000 shares of Common Stock, an aggregate of up to 225,000 shares was subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of 430,000 shares. On February 21, 2023, the underwriters fully exercised their over-allotment option and the 225,000 Founder Shares are no longer subject to forfeiture. As of March 31, 2023, there were 2,155,000 shares of Common Stock outstanding, excluding 6,900,000 shares of common stock subject to possible redemption that are reflected in temporary equity in the condensed balance sheet.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders.
Warrants
As of March 31, 2023, there were 7,330,000 Warrants outstanding. The Warrants that are a part of the Units may be exercised at a price of $11.50 per share, subject to adjustment as described in this prospectus. The Public Warrants will become exercisable on 30 days after the completion of a Business Combination.
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
Equity Participation Shares
The Company agreed to issue to Chardan at the closing of the Initial Public Offering up to 34,500 Equity Participation Shares, including over-allotment, which will be issued upon the completion of the Initial Business Combination.

The Company complies with the requirements of ASC 340-10-S99-1 and SEC SAB Topic 5A. Offering costs consist principally of professional and registration fees incurred through the date of the unaudited condensed financial statements that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately.
Rights
Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of a share of common stock upon consummation of its initial business combination, even if the holder of a public right converted all shares of common stock held by him, her or it in connection with the initial business combination or an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to its pre-business combination activities. In the event the Company will not be the surviving company upon completion of its initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the business combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional shares of common stock upon consummation of an initial business combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a business combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis.

NOTE 8–FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets that are measured at fair value on March 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$70,625,228	$70,625,228	$-	$-

There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2023.

NOTE 9–SUBSEQUENT EVENTS
The Company evaluated subsequent events to determine if events or transactions occurred after the condensed balance sheet date up to the date the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to by Bellevue Life Sciences Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Bellevue Global Life Sciences Investors LLC, a Delaware limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings made with the U.S. Securities and Exchange Commission (“SEC”).

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the placement units, the proceeds of the sale of our capital stock in connection with our initial business combination, shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares in connection with an initial business combination:

•	may significantly dilute the equity interest of our existing investors;
•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;
•
could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
•	may adversely affect prevailing market prices for our common stock, warrants and/or rights.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our common stock;
•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
•	other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

Our entire activity since inception through March 31, 2023 related to our formation and initial public offering. We do not expect to generate any operating revenues until after the completion of an initial business combination. We generated non-operating income in the form of interest income on investments held after our initial public offering. We will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.
For the three months ended March 31, 2023, we had net income of $110,305, which consisted of income from investments held in the Trust Account of $417,728, offset by general and administrative expenses of $278,102 and provision for income taxes of $29,321. For the three months ended March 31, 2022, we had a net loss of $126 which consisted of general and administrative expenses.

Liquidity, Capital Resources and Going Concern Consideration

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

The net proceeds from (i) the sale of the units in our initial public offering (including the units sold in the exercise of the over-allotment option), after deducting offering expenses of approximately $1,310,000, underwriting commissions of $1,380,000 and excluding deferred underwriting commissions of $2,070,000, and (ii) the sale of the private placement units for an aggregate purchase price of $4,300,000 was $70,610,000. Of this amount, $70,207,500 was placed in the trust account, including $2,070,000 of deferred underwriting commissions. The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations, based on the number of authorized shares of our common stock, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from our initial public offering held outside of the trust account or from interest earned on the funds held in our trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, the Company had $348,802 in its operating bank account and working capital of $26,443. The Company’s liquidity needs prior to the consummation of the initial public offering had been satisfied through proceeds from advances from related party and from the issuance of common stock. Subsequent to the consummation of the initial public offering, the Company’s liquidity was satisfied through the net proceeds from the consummation of the initial public offering and the proceeds from the private placement held outside of the trust account.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our Sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the private placement units. The terms of such loans by our Sponsor, officers and directors or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, officers and directors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. Loans made by Chardan Capital Markets, LLC, the representative of the underwriters in connection with our initial public offering (“Chardan”), or any of its related persons, if any, will not be convertible into any of our securities and Chardan and its related persons will have no recourse with respect to their ability to convert their loans into any of our securities.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $7,500, for office space, utilities and secretarial and administrative support. We began incurring these fees on March 1, 2023 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination or our liquidation.

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

Critical Accounting Estimates

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our initial public offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this report, there have been no material changes to the risk factors disclosed in our final prospectus for our initial public offering filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For a description of the use of the proceeds generated in our initial public offering and private placement, see Part I, Item 2 of this Quarterly Report. There has been no material change in the planned use of the proceeds from the initial public offering and private placement as is described in the Company’s final prospectus related to the initial public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

The following exhibits are being filed herewith, or incorporated by reference into, this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase document*

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101*

*	Filed herewith
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.

May 22, 2023	By:	/s/ Kuk Hyoun Hwang
Kuk Hyoun Hwang
Chief Executive Officer and Director
(Principal Executive Officer)

May 22, 2023	By:	/s/ David J. Yoo
David J. Yoo
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)