Form 10-Q
period 2023-06-30
Bellevue Life Sciences Acquisition Corp.
filed 2023-08-14
CIK 1840425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-41390	84-5052822
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

10900 NE 4th Street, Suite 2300 Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)

(425) 635-7700
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☒     No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes     ☒     No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2023, there were 9,055,000 shares of common stock, par value $0.0001 per share issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash	$1,181	$124,501
Prepaid expenses	57,795	-
Total current assets	58,976	124,501
Deferred offering costs	-	1,101,353
Investments held in Trust Account	71,435,530	-
Total Assets	$71,494,506	$1,225,854

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$266,485	$34,000
Income taxes payable	257,886	-
Accrued offering costs	-	12,362
Notes payable - related party	-	1,200,000
Due to affiliate	17,000	17,000
Total current liabilities	541,371	1,263,362
Deferred underwriting commissions	2,070,000	-
Total liabilities	2,611,371	1,263,362

Commitments and Contingencies
Common stock subject to possible redemption, 6,900,000 shares issued and outstanding at redemption value of $10.29 per share and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	70,977,644	-

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2023 and December 31, 2022	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,155,000 issued and outstanding (excluding 6,900,000 shares subject to possible redemption) and 1,725,000 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	216	173
Additional paid-in capital	-	24,827
Accumulated deficit	(2,094,725)	(62,508)
Total stockholders’ deficit	(2,094,509)	(37,508)
Total Liabilities and Stockholders’ Deficit	$71,494,506	$1,225,854

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

EXPENSES
General and administrative expenses	$280,273	$988	$558,375	$1,114

Loss from operations	(280,273)	(988)	(558,375)	(1,114)

Other income:
Interest earned on investments held in the Trust Account	810,302	-	1,228,030	-
Total other income	810,302	-	1,228,030	-

Income (loss) before provision for income taxes	530,029	(988)	669,655	(1,114)
Provision for income taxes	(228,565)	-	(257,886)	-
NET INCOME (LOSS)	$301,464	$(988)	$411,769	$(1,114)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,055,000	1,500,000	7,133,177	1,500,000
Diluted	9,055,000	1,500,000	7,196,575	1,500,000

NET INCOME (LOSS) PER SHARE
Basic	$0.03	$(0.00)	$0.06	$(0.00)
Diluted	$0.03	$(0.00)	$0.06	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three and Six Months Ended June 30, 2023 and 2022
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Deficit
Balance, December 31, 2022	1,725,000	$173	$24,827	$(62,508)	$(37,508)
Sale of 430,000 Private Placement Units	430,000	43	4,299,957	-	4,300,000
Fair value of warrants and rights included in the Units sold in the Initial Public Offering and in the exercise of the over-allotment	-	-	1,236,527	-	1,236,527
Accretion of common stock to redemption value	-	-	(5,561,311)	(1,878,249)	(7,439,560)
Net income	-	-	-	110,305	110,305
Balance, March 31, 2023 (unaudited)	2,155,000	216	$-	$(1,830,452)	$(1,830,236)
Remeasurement of common stock subject to redemption	-	-	-	(565,737)	(565,737)
Net income	-	-	-	301,464	301,464
Balance, June 30, 2023 (unaudited)	2,155,000	$216	$-	$(2,094,725)	$(2,094,509)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total Stockholder's Deficit
Balance, December 31, 2021	1,725,000	$173	$24,827	$(27,120)	$(2,120)
Net loss	-	-	-	(126)	(126)
Balance, March 31, 2022 (unaudited)	1,725,000	173	$24,827	$(27,246)	$(2,246)
Net loss	-	-	-	(988)	(988)
Balance, June 30, 2022 (unaudited)	1,725,000	$173	$24,827	$(28,234)	$(3,234)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$411,769	$(1,114)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in the Trust Account	(1,228,030)	-
Changes in operating assets and liabilities:
Prepaid expenses	(57,795)	-
Accounts payable and accrued expenses	220,123	(5,959)
Income taxes payable	257,886	-
Net cash flows used in operating activities	(396,047)	(7,073)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited in Trust Account	(70,207,500)	-
Net cash flows used in investing activities	(70,207,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Initial Public Offering, net of underwriters' fees	59,670,000	-
Proceeds from over-allotment option	9,157,500	-
Proceeds from private placement	4,300,000	-
Payment of offering costs	(1,447,273)	(430,510)
Proceeds from note payable - Sponsor	-	500,000
Repayments to note payable - Sponsor	(1,200,000)	-
Proceeds from affiliate	-	17,000
Repayments to affiliate	-	(10,000)
Net cash flows provided by financing activities	70,480,227	76,490

NET CHANGE IN CASH	(123,320)	69,417

CASH, BEGINNING OF PERIOD	124,501	4,757

CASH, END OF PERIOD	$1,181	$74,174

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriters’ discount payable charged to additional paid-in capital	$2,070,000	$-
Deferred offering costs included in accrued offering costs	$-	$148,512

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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

As of June 30, 2023, the Company had not commenced any operations. All activity since inception relates to the Company’s formation and the initial public offering (“Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 430,000 Units (the “Private Placement Units”), to Bellevue Global Life Sciences Investors LLC (the “Sponsor”) at a price of $10.00 per Placement Unit, for an aggregate purchase price of $4,300,000. Each Unit and Private Placement Unit consists of one share of common stock, par value $0.0001 (the “Common Stock”), a warrant to purchase one share of Common Stock (the “Public Warrants” and “Private Placement Warrants” and collectively, the “Warrants”) and one right which entitles the holder thereof to receive one-tenth (1/10) of a share of common stock (the “Public Rights” and Private Placement Rights” and collectively, the “Rights”), as described in Notes 3 and 4.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

Liquidity and Going Concern

As of June 30, 2023, the Company had $1,181 in its operating bank account and working capital deficit of $482,395. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from related party and from the issuance of common stock. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity was satisfied through the net proceeds from the consummation of the Initial Public Offering and the proceeds from the Private Placement held outside of the Trust Account.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,181 and $124,501 in cash held in its operating account as of June 30, 2023 and December 31, 2022, respectively. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

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

Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●
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
The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets. The fair values of cash, prepaid expenses, accrued offering costs and expenses, and amounts due to related parties are estimated to approximate the carrying values as of June 30, 2023 due to the short maturities of such instruments.

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
Net Income (Loss) per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 7,330,000 shares of its common stock in the calculation of diluted net income (loss) per share, since their exercise is contingent upon future events. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock. The redemption feature for the common shares equals fair value, and therefore does not create a different class of shares or require an adjustment to the earnings per share calculation. The redemption at fair value does not represent an economic benefit to the holders that is different from what is received by other stockholders, because the shares could be sold on the open market. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates the fair value.

Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock sold in the Initial Public Offering and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 6,900,000 and 0 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to difference between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of June 30, 2023 and December 31, 2022.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be  more likely than not  to  be  sustained upon  examination by  taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment interest and penalties for the six months ended June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1, SEC SAB Topic 5A, and SEC SAB Topic 5T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”.  Offering costs consist principally of professional and registration fees incurred through the Initial Public Offering that are related to the Initial Public Offering. Offering costs were charged to temporary equity and permanent equity based on relative fair values, upon the completion of the Initial Public Offering.

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

NOTE 4–RELATED PARTY TRANSACTIONS

Founder Shares

On July 30, 2020, the Sponsor purchased 1,437,500 shares of the Company’s Common Stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.017 per share. On April 25, 2022, the Company executed a retroactive 1.2-for-one stock split on the 1,437,500 Founder Shares, resulting in an aggregate of 1,725,000 Founder Shares held by the Company’s sponsor as of July 30, 2020.

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

Promissory Notes

The Sponsor has advanced funds to the Company for the payment of expenses incurred in connection with the Initial Public Offering, which amount is evidenced by non-interest bearing promissory notes in the principal amount of $1,200,000. The promissory notes were due at the earlier of November 29, 2023 or upon the closing of the Initial Public Offering. The outstanding balance was $0 and $1,200,000 as of June 30, 2023 and December 31, 2022, respectively.

Upon the closing of the Initial Public Offering, the promissory notes were be deemed to be repaid and settled in connection with the private placement. As of June 30, 2023, the promissory note is no longer available.

On June 23, 2023, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $200,000 to the Sponsor to fund working capital requirements. The Note is non-interest bearing and is payable in full on the earlier of: (i) December 31, 2024 or (ii) the date on which the Company consummates an initial business combination (the “Business Combination”). In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. At the Sponsor’s discretion, the principal balance of the Note may be converted at any time prior to the consummation of an initial business combination into units identical to the private placement units at a price of $10.00 per Unit. As of June 30, 2023, there was no outstanding balance on the Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Loans made by Chardan or any of its related persons, if any, will not be convertible into any of the Company’s securities, and Chardan and its related persons will have no recourse with respect to their ability to convert their loans into any of the Company’s securities. As of June 30, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

Administrative Support Agreement

Beginning on March 1, 2023, the Company agreed to pay an affiliate of members of the Sponsor a total of $7,500 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2023, the Company incurred $22,500 and $30,000, respectively, and paid $15,000 and $15,000 of administrative support fees, respectively, which are included in general and administrative expenses in the accompanying statements of operations.

Due to Affiliate

On August 17, 2021, the Sponsor agreed to advance the Company up to $10,000, which was repaid on February 17, 2022, the Company repaid $10,000 to the Sponsor. On April 28, 2022, the Sponsor agreed to advance the Company up to an additional $10,000. On April 29, 2022, the Sponsor agreed to advance an additional $7,000. These advances are due on demand and are non-interest bearing. During the six months ended June 30, 2023, the Sponsor did not advance any additional funds to the Company nor did the Company repay any balance. The outstanding balance was $17,000 and $17,000 as of June 30, 2023 and December 31, 2022, respectively.

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
NOTE 6–COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The following is a reconciliation of the Company’s common stock subject to possible redemption as of June 30, 2023:

Common Stock Subject to Possible Redemption

Gross proceeds from Initial Public Offering	$69,000,000
Less: Proceeds allocated to public warrants and rights	(1,236,527)
Offering costs allocated to common stock subject to possible redemption	(4,791,126)
Plus: Accretion on common stock subject to possible redemption	8,005,297
Balance, June 30, 2023	$70,977,644

NOTE 7–STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock

Pursuant to the Amended and Restated Certificate of Incorporation, the Company is authorized to issue 100,000,000 shares of Common Stock, $0.0001 par value.

On July 30, 2020, the Sponsor purchased 1,437,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.017 per share. On April 25, 2022, the Company executed a stock split, resulting in an aggregate of 1,725,000 Founder Shares held by the Sponsor. As of December 31, 2022, there were 1,725,000 shares of Common Stock outstanding. Of the 1,725,000 shares of Common Stock, an aggregate of up to 225,000 shares was subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of 430,000 shares. On February 21, 2023, the underwriters fully exercised their over-allotment option and the 225,000 Founder Shares are no longer subject to forfeiture. As of June 30, 2023, there were 2,155,000 shares of Common Stock outstanding, excluding 6,900,000 shares of common stock subject to possible redemption that are reflected in temporary equity in the condensed balance sheet.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders.

Warrants

As of June 30, 2023, there were 7,330,000 Warrants outstanding. The Warrants that are a part of the Units may be exercised at a price of $11.50 per share, subject to adjustment as described in this prospectus. The Public Warrants will become exercisable on 30 days after the completion of a Business Combination.

The Warrants have an exercise price of $11.50 per share and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Redemption of warrants when the price per Common Stock equals or exceeds $16.50.

Once the Warrants become exercisable, the Company may call the Warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per Warrant;
●	upon not less than 30 days’ prior written notice of redemption given after the Warrants become exercisable;
●
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

●
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

NOTE 8 - FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on June 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$71,435,530	$71,435,530	$-	$-

There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2023.

NOTE 9–SUBSEQUENT EVENTS `

The Company evaluated subsequent events to determine if events or transactions occurred after the condensed balance sheet date up to the date the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements other than the following:

●	On July 5, 2023, the Company received the full amount of $200,000 of the Note signed on June 23, 2023.
●
On July 11, 2023, the Company and OSR Holdings, Ltd. (“OSR Holdings”) issued a joint press release announcing that the Company and OSR Holdings have entered into an exclusive, non-binding letter of intent (the “Letter of Intent”) for a business combination. OSR Holdings is a global healthcare holding company. Under the terms of the Letter of Intent, the Company and OSR Holdings intend to enter into a definitive agreement pursuant to which the Company and OSR Holdings would combine, with the former equity holders of both entities holding equity in the combined public company listed on Nasdaq.

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

The issuance of additional shares in connection with an initial business combination:

●	may significantly dilute the equity interest of our existing investors;
●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

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

Recent Developments

Letter of Intent

On July 11, 2023, the Company and OSR Holdings, Ltd. (“OSR Holdings”) issued a joint press release announcing that the Company and OSR Holdings have entered into an exclusive, non-binding letter of intent (the “Letter of Intent”) for a business combination. OSR Holdings is a global healthcare holding company. Under the terms of the Letter of Intent, the Company and OSR Holdings intend to enter into a definitive agreement pursuant to which the Company and OSR Holdings would combine, with the former equity holders of both entities holding equity in the combined public company listed on Nasdaq.
Results of Operations

Our entire activity since inception through June 30, 2023 related to our formation and initial public offering. We do not expect to generate any operating revenues until after the completion of an initial business combination. We generated non-operating income in the form of interest income on investments held after our initial public offering. We will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended June 30, 2023, we had net income of $301,464, which consisted of income from investments held in the Trust Account of $810,302, offset by general and administrative expenses of $280,273 and provision for income taxes of $228,565. For the three months ended June 30, 2022, we had a net loss of $988 which consisted of general and administrative expenses.

For the six months ended June 30, 2023, we had net income of $411,769, which consisted of income from investments held in the Trust Account of $1,228,030, offset by general and administrative expenses of $558,375 and provision for income taxes of $257,886. For the six months ended June 30, 2022, we had a net loss of $1,114 which consisted of general and administrative expenses.

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
On June 23, 2023, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $200,000 to the Sponsor to fund working capital requirements. The Note is not interest bearing and is payable in full on the earlier of: (i) December 31, 2024 or (ii) the date on which the Company consummates an initial business combination (the “Business Combination”). In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. At the Sponsor’s discretion, the principal balance of the Note may be converted at any time prior to the consummation of an initial business combination into units identical to the private placement units at a price of $10.00 per Unit. As of June 30, 2023, there was no outstanding balance on the Note. On July 5, 2023, the Company received the full amount of $200,000 of the Note signed on June 23, 2023.
As of June 30, 2023, the Company had $1,181 in its operating bank account and working capital deficit of $482,395. The Company's liquidity needs prior to the consummation of the initial public offering had been satisfied through proceeds from advances from related party and from the issuance of common stock. Subsequent to the consummation of the initial public offering, the Company's liquidity was satisfied through the net proceeds from the consummation of the initial public offering and the proceeds from the private placement held outside of the trust account.
In order to fund working capital requirements or finance transaction costs in connection with an initial business combination, our Sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the private placement units. We do not expect to seek loans from parties other than our Sponsor, officers and directors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. Loans made by Chardan Capital Markets, LLC, the representative of the underwriters in connection with our initial public offering (“Chardan”), or any of its related persons, if any, will not be convertible into any of our securities and Chardan and its related persons will have no recourse with respect to their ability to convert their loans into any of our securities.
Based on the foregoing and the limited amount of working capital that the Company received into the operating account from the private placement, management believes that the Company will not have sufficient working capital to meet its working capital needs through the earlier of the consummation of an initial business combination or nine months from the initial public offering. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Over this time period, the Company will be using the remaining funds held outside of the trust account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination. Further needs for operating capital beyond the Company's current operating cash balance may need to be funded through loans from the Company's Sponsor. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Chardan is entitled to a deferred underwriting commission of $2,070,000. The deferred fee will be waived by Chardan in the event that we do not complete an initial business combination, subject to the terms of the underwriting agreement. Also, we have incurred deferred legal fees payable upon consummation of our initial business combination of $250,000. These fees will only become due and payable upon the consummation of a business combination.

The holders of the founder shares, equity participation shares, private placement units, and units that may be issued upon conversion of working capital loans (and in each case holders of their component securities, as applicable) are entitled to registration rights pursuant to the registration rights agreement. These holders are entitled to make up to two demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggyback” registration rights to include their securities in other registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements. Chardan may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the date of our prospectus issued in connection with our initial public offering and may not exercise its demand rights on more than one occasion.

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

PART II – OTHER INFORMATION

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are being filed herewith, or incorporated by reference into, this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

10.1	Promissory Note, dated June 23, 2023, issued by Bellevue Life Sciences Acquisition Corp. to Bellevue Global Life Sciences Investors LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 28, 2023)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase document*
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101*

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.

August 14, 2023	By:	/s/ Kuk Hyoun Hwang
Kuk Hyoun Hwang
Chief Executive Officer and Director
(Principal Executive Officer)

August 14, 2023	By:	/s/ David Yoo
David Yoo
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)