Form 10-Q
period 2023-09-30
Bellevue Life Sciences Acquisition Corp.
filed 2023-11-07
CIK 1840425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☒     No     ☐
As of November 6, 2023, there were 9,055,000 shares of common stock, par value $0.0001 per share issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash	$57,955	$124,501
Prepaid expenses	24,459	-
Total current assets	82,414	124,501
Deferred offering costs	-	1,101,353
Investments held in Trust Account	72,054,029	-
Total Assets	$72,136,443	$1,225,854

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$500,354	$34,000
Income taxes payable	387,771	-
Accrued offering costs	-	12,362
Notes payable - related party	200,000	1,200,000
Due to affiliate	17,000	17,000
Total current liabilities	1,105,125	1,263,362
Deferred underwriting commissions	2,070,000	-
Total liabilities	3,175,125	1,263,362

Commitments and Contingencies
Common stock subject to possible redemption, 6,900,000 shares issued and outstanding at redemption value of $10.35 per share and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	71,416,258	-

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2023 and December 31, 2022	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,155,000 issued and outstanding (excluding 6,900,000 shares subject to possible redemption) and 1,725,000 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	216	173
Additional paid-in capital	-	24,827
Accumulated deficit	(2,455,156)	(62,508)
Total stockholders’ deficit	(2,454,940)	(37,508)
Total Liabilities and Stockholders’ Deficit	$72,136,443	$1,225,854

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022

EXPENSES
General and administrative expenses	$410,431	$20,022	$968,806	$21,136

Loss from operations	(410,431)	(20,022)	(968,806)	(21,136)

Other income:
Interest earned on investments held in the Trust Account	618,499	-	1,846,529	-
Total other income	618,499	-	1,846,529	-

Income (loss) before provision for income taxes	208,068	(20,022)	877,723	(21,136)
Provision for income taxes	(129,885)	-	(387,771)	-
NET INCOME (LOSS)	$78,183	$(20,022)	$489,952	$(21,136)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,055,000	1,500,000	7,780,824	1,500,000
Diluted	9,055,000	1,500,000	7,822,857	1,500,000

NET INCOME (LOSS) PER SHARE
Basic	$0.01	$(0.01)	$0.06	$(0.01)
Diluted	$0.01	$(0.01)	$0.03	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three and Nine Months Ended September 30, 2023 and 2022
(UNAUDITED)

					Total Stockholder's Deficit
	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount
Balance, December 31, 2022	1,725,000	$173	$24,827	$(62,508)	$(37,508)
Sale of 430,000 Private Placement Units	430,000	43	4,299,957	-	4,300,000
Fair value of warrants and rights included in the Units sold in the Initial Public Offering and in the exercise of the over-allotment	-	-	1,236,527	-	1,236,527
Accretion of common stock to redemption value	-	-	(5,561,311)	(1,878,249)	(7,439,560)
Net income	-	-	-	110,305	110,305
Balance, March 31, 2023 (unaudited)	2,155,000	$216	$-	$(1,830,452)	$(1,830,236)
Remeasurement of common stock subject to redemption	-	-	-	(565,737)	(565,737)
Net income	-	-	-	301,464	301,464
Balance, June 30, 2023 (unaudited)	2,155,000	$216	$-	$(2,094,725)	$(2,094,509)
Remeasurement of common stock subject to redemption	-	-	-	(438,614)	(438,614)
Net income	-	-	-	78,183	78,183
Balance, September 30, 2023 (unaudited)	2,155,000	$216	$-	$(2,455,156)	$(2,454,940)

					Total Stockholder's Deficit
	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount
Balance, December 31, 2021	1,725,000	$173	$24,827	$(27,120)	$(2,120)
Net loss	-	-	-	(126)	(126)
Balance, March 31, 2022 (unaudited)	1,725,000	$173	$24,827	$(27,246)	$(2,246)
Net loss	-	-	-	(988)	(988)
Balance, June 30, 2022 (unaudited)	1,725,000	$173	$24,827	$(28,234)	$(3,234)
Net loss	-	-	-	(20,022)	(20,022)
Balance, September 30, 2022 (unaudited)	1,725,000	$173	$24,827	$(48,256)	$(23,256)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$489,952	$(21,136)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in the Trust Account	(1,846,529)	-
Changes in operating assets and liabilities:
Prepaid expenses	(24,459)	-
Accounts payable and accrued expenses	453,992	17,853
Income taxes payable	387,771	-
Net cash flows used in operating activities	(539,273)	(3,283)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited in Trust Account	(70,207,500)	-
Net cash flows used in investing activities	(70,207,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Initial Public Offering, net of underwriters' fees	59,670,000	-
Proceeds from over-allotment option	9,157,500	-
Proceeds from private placement	4,300,000	-
Payment of offering costs	(1,447,273)	(439,639)
Proceeds from note payable - Sponsor	200,000	500,000
Repayments to note payable - Sponsor	(1,200,000)	-
Proceeds from affiliate	-	17,000
Repayments to affiliate	-	(10,000)
Net cash flows provided by financing activities	70,680,227	67,361

NET CHANGE IN CASH	(66,546)	64,078

CASH, BEGINNING OF PERIOD	124,501	4,757

CASH, END OF PERIOD	$57,955	$68,835

Supplemental disclosure of noncash investing and financing activities
Deferred underwriters’ discount payable charged to additional paid-in capital	$2,070,000	$-
Deferred offering costs included in accrued offering costs	$-	$248,029

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
As of September 30, 2023, the Company had not commenced any operations. All activity since inception relates to the Company’s formation and the initial public offering (“Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Notwithstanding the foregoing, if the Company seeks stockholder approval of its Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of more of the shares of Common Stock sold in the Initial Public Offering without the prior consent of the Company.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.
Liquidity and Going Concern
As of September 30, 2023, the Company had $57,955 in its operating bank account and a working capital deficit of $1,022,711. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from related party and from the issuance of common stock. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity was satisfied through the net proceeds from the consummation of the Initial Public Offering and the proceeds from the Private Placement held outside of the Trust Account.
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
If the Company is unable to complete a Business Combination by November 14, 2023, the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution combined with uncertainty as to whether the Company has sufficient liquidity to fund operations through the liquidation date or thereafter should an extension occur raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to evaluate potential Business Combination opportunities and intends to complete a business combination.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $57,955 and $124,501 in cash held in its operating account as of September 30, 2023 and December 31, 2022, respectively. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.
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
The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets. The fair values of cash, prepaid expenses, accrued offering costs and expenses, and amounts due to related parties are estimated to approximate the carrying values as of September 30, 2023 due to the short maturities of such instruments.
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
Equity Participation Shares
At the closing of the Initial Public Offering, the Company agreed to issue to Chardan 34,500 representative shares (“Equity  Participation Shares”), which include an additional 4,500 shares due to the exercise of the over-allotment option in full, which will be issued upon the completion of the Initial Business Combination.
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
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock sold in the Initial Public Offering and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 6,900,000 and 0 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to difference between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of September 30, 2023 and December 31, 2022.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be  more likely than not  to  be  sustained upon  examination by  taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment interest and penalties for the nine months ended September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
Promissory Notes
The Sponsor has advanced funds to the Company for the payment of expenses incurred in connection with the Initial Public Offering, which amount is evidenced by non-interest bearing promissory notes in the principal amount of $1,200,000. The promissory notes were due at the earlier of November 29, 2023 or upon the closing of the Initial Public Offering. The outstanding balance was $0 and $1,200,000 as of September 30, 2023 and December 31, 2022, respectively.

Upon the closing of the Initial Public Offering, the promissory notes were be deemed to be repaid and settled in connection with the private placement. As of September 30, 2023, the promissory note is no longer available.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Loans made by Chardan or any of its related persons, if any, will not be convertible into any of the Company’s securities, and Chardan and its related persons will have no recourse with respect to their ability to convert their loans into any of the Company’s securities. As of December 31, 2022, no Working Capital Loans were outstanding.
On June 23, 2023, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $200,000 to the Sponsor to fund working capital requirements. The Note is non-interest bearing and is payable in full on the earlier of: (i) December 31, 2024 or (ii) the date on which the Company consummates an initial business combination (the “Business Combination”). In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. At the Sponsor’s discretion, the principal balance of the Note may be converted at any time prior to the consummation of an initial business combination into units identical to the private placement units at a price of $10.00 per Unit. As of September 30, 2023, the outstanding balance was $200,000.
Administrative Support Agreement
Beginning on March 1, 2023, the Company agreed to pay an affiliate of members of the Sponsor a total of $7,500 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2023, the Company incurred $22,500 and $67,500, respectively, and paid $22,500 and $37,500 of administrative support fees, respectively, which are included in general and administrative expenses in the accompanying statements of operations. As of September 30, 2022, the outstanding balance was $15,000.
Due to Affiliate
On August 17, 2021, the Sponsor agreed to advance the Company up to $10,000, which was repaid on February 17, 2022, the Company repaid $10,000 to the Sponsor. On April 28, 2022, the Sponsor agreed to advance the Company up to an additional $10,000. On April 29, 2022, the Sponsor agreed to advance an additional $7,000. These advances are due on demand and are non-interest bearing. During the nine months ended September 30, 2023, the Sponsor did not advance any additional funds to the Company nor did the Company repay any balance. The outstanding balance was $17,000 as of September 30, 2023 and December 31, 2022.

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
The following is a reconciliation of the Company’s common stock subject to possible redemption as of September 30, 2023:
Common Stock Subject to Possible Redemption

Gross proceeds from Initial Public Offering	$69,000,000
Less: Proceeds allocated to public warrants and rights	(1,236,527)
Offering costs allocated to common stock subject to possible redemption	(4,791,126)
Plus: Accretion of common stock subject to possible redemption	8,443,911
Balance, September 30, 2023	$71,416,258

NOTE 7–STOCKHOLDERS’ DEFICIT
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Common Stock
Pursuant to the Amended and Restated Certificate of Incorporation, the Company is authorized to issue 100,000,000 shares of Common Stock, $0.0001 par value.
On July 30, 2020, the Sponsor purchased 1,437,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.017 per share. On April 25, 2022, the Company executed a stock split, resulting in an aggregate of 1,725,000 Founder Shares held by the Sponsor. As of December 31, 2022, there were 1,725,000 shares of Common Stock outstanding. Of the 1,725,000 shares of Common Stock, an aggregate of up to 225,000 shares was subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of 430,000 shares. On February 21, 2023, the underwriters fully exercised their over-allotment option and the 225,000 Founder Shares are no longer subject to forfeiture. As of September 30, 2023, there were 2,155,000 shares of Common Stock outstanding, excluding 6,900,000 shares of common stock subject to possible redemption that are reflected in temporary equity in the condensed balance sheet.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders.
Warrants
As of September 30, 2023, there were 7,330,000 Warrants outstanding. The Warrants that are a part of the Units may be exercised at a price of $11.50 per share, subject to adjustment as described in this prospectus. The Public Warrants will become exercisable on 30 days after the completion of a Business Combination.
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
Equity Participation Shares
At the closing of the Initial Public Offering, the Company agreed to issue to Chardan up to 34,500 Equity Participation Shares, including over-allotment, which will be issued upon the completion of the Initial Business Combination.
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
NOTE 8 - FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets that are measured at fair value on September 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$72,054,029	$72,054,029	$-	$-

There were no transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2023.
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

Special Meeting of Stockholders
The Company will hold the special meeting of stockholders (“the Special Meeting”) on November 9, 2023 at 2 p.m. Pacific time at the office of the Company, located at 10900 NE 4th Street, Suite 2300, Bellevue, WA 98004. At the Special Meeting, the stockholders will vote on the following proposals:
1.
A proposal to amend (the “First Extension Amendment”) the Company’s Amended and Restated Certificate of Incorporation (the “charter”) to allow the Company to extend the date by which the Company must consummate a business combination (the “First Extension”) from November 14, 2023 to February 14, 2024 (the “First Extended Date”).

2.
A proposal to give the Board of the Directors of the Company (the “Board”) the authority in its discretion to amend (the “Second Extension Amendment”) the charter to extend the date by which the Company must consummate a business combination (the “Second Extension”) from the First Extended Date to May 14, 2024 (the “Second Extended Date”).

3.
A proposal to amend (the “Trust Amendment”) the Investment Management Trust Agreement, dated February 7, 2023 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), to allow the Company to extend the date on which the Trustee must liquidate the trust account established by the Company in connection with the IPO (the “trust account”) if the Company has not completed its initial business combination, from November 14, 2023 to February 14, 2024 by depositing into the trust account $180,000, plus, upon the Board exercising its discretion to further extend such date to the Second Extended Date, by depositing into the trust account by no later than each of February 14, 2024, March 14, 2024, and April 15, 2024, the lesser of (i) $60,000 or (ii) $0.026 per share for each public share that was not redeemed in connection with the First Extension Amendment Proposal.

4.
A proposal to approve the adjournment of the special meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes to approve the First Extension Amendment Proposal or the Trust Amendment Proposal or if we determine that additional time is necessary to effectuate the First Extension (the “Adjournment Proposal”). The Adjournment Proposal will only be presented at the special meeting if there are not sufficient votes for, or otherwise in connection with, the approval of the First Extension Amendment Proposal or the Trust Amendment Proposal.

Results of Operations
Our entire activity since inception through September 30, 2023 related to our formation and initial public offering. We do not expect to generate any operating revenues until after the completion of an initial business combination. We generated non-operating income in the form of interest income on investments held after our initial public offering. We will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.
For the three months ended September 30, 2023, we had net income of $78,183, which consisted of income from investments held in the Trust Account of $618,499, offset by general and administrative expenses of $410,431 and provision for income taxes of $129,885. For the three months ended September 30, 2022, we had a net loss of $20,022 which consisted of general and administrative expenses.
For the nine months ended September 30, 2023, we had net income of $489,952, which consisted of income from investments held in the Trust Account of $1,846,529, offset by general and administrative expenses of $968,806 and provision for income taxes of $387,771. For the nine months ended September 30, 2022, we had a net loss of $21,136 which consisted of general and administrative expenses.

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
On June 23, 2023, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $200,000 to the Sponsor to fund working capital requirements. The Note is not interest bearing and is payable in full on the earlier of: (i) December 31, 2024 or (ii) the date on which the Company consummates an initial business combination (the “Business Combination”). In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. At the Sponsor’s discretion, the principal balance of the Note may be converted at any time prior to the consummation of an initial business combination into units identical to the private placement units at a price of $10.00 per Unit. As of September 30, 2023, there was an outstanding balance on the Note of $200,000.
As of September 30, 2023, the Company had $57,955 in its operating bank account and working capital deficit of $1,022,711. The Company's liquidity needs prior to the consummation of the initial public offering had been satisfied through proceeds from advances from related party and from the issuance of common stock. Subsequent to the consummation of the initial public offering, the Company's liquidity was satisfied through the net proceeds from the consummation of the initial public offering and the proceeds from the private placement held outside of the trust account.
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
If the Company is unable to complete a business combination by November 14, 2023, the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution combined with uncertainty as to whether the Company has sufficient liquidity to fund operations through the liquidation date or thereafter should a deferral occur raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to evaluate potential business combination opportunities and intends to complete a business combination.
Off-Balance Sheet Arrangements
We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
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
Chardan is entitled to a deferred underwriting commission of $2,070,000. The deferred fee will be waived by Chardan in the event that we do not complete an initial business combination, subject to the terms of the underwriting agreement. Also, we have incurred deferred legal fees payable upon consummation of our initial business combination of $345,868.73. These fees will only become due and payable upon the consummation of a business combination.
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
Item 1A.  Risk Factors
We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our initial public offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus for our initial public offering filed with the SEC, except for the below risk factors.
If we were deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To avoid that result, on or shortly prior to the 24-month anniversary of the effective date of the registration statement relating to our initial public offering, we may liquidate the securities held in the trust account and instead hold all funds in the trust account in an interest bearing bank demand deposit account, which may earn less interest than we otherwise would have if the trust account had remained invested in U.S. government securities or money market funds.
There is currently uncertainty concerning the applicability of the Investment Company Act to a special purpose acquisition company (“SPAC”), including companies that do not enter into a definitive agreement within 18 months after the effective date of the registration statement relating to their initial public offerings or that do not complete an initial business combination within 24 months after such date. We may not be able to complete our initial business combination within 24 months of such date and, as a result, we may in the future be subject to a claim that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and rights following such a transaction, and our rights would expire worthless.
Since the Sponsor will lose its entire investment in us if an initial business combination is not completed, and since the Sponsor is an affiliate of the target in the acquisition, it may have a conflict of interest.
There will be no distribution from the trust account with respect to the Company’s warrants and rights, which will expire worthless in the event of our winding up. In the event of a liquidation, our Sponsor will not receive any monies held in the trust account as a result of its ownership of shares of our common stock. As a consequence, a liquidating distribution will be made only with respect to our shares of common stock held by public stockholders.
We are not prohibited from pursuing an initial business combination with a business that is our Sponsor, or affiliated with our Sponsor, officers or directors. The Sponsor, however, may have an interest in completing an initial business combination as its stockholders stand to benefit from the merger consideration as well seeing that the equity it owns in our company, and the deposits made to the trust account are put to use in the business combination, and not liquidated in a winding up of our company. Due to personal and financial interests of our Sponsor, it may have interests different from, or in addition to, your interests as a stockholder.
We have incurred and expect to incur significant costs associated with an initial business combination. Whether or not an initial business combination is completed, the incurrence of these costs will reduce the amount of cash available to be used for other corporate purposes by us if an initial business combination is not completed.
We expect to incur significant transaction and transition costs associated with an initial business combination and operating as a public company following the closing of any business combination. We may also incur additional costs to retain key employees. Certain transaction expenses incurred in connection with an initial business combination, including all legal, accounting, consulting, investment banking and other fees, expenses and costs, will be paid by the combined company following the closing of an initial business combination. Even if an initial business combination is not completed, we expect to incur a large number of expenses in the aggregate. These expenses will reduce the amount of cash available to be used for other corporate purposes by us if an initial business combination is not completed.

A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with an initial business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).
Pursuant to the Inflation Reduction Act of 2022 (the “IR Act”), which commenced in 2023, a 1% U.S. federal excise tax is imposed on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation and not on its stockholders. The amount of the excise tax is equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The U.S. Department of the Treasury (the “Treasury Department”) has authority to promulgate regulations and provide other guidance regarding the excise tax. In December 2022, the Treasury Department issued Notice 2023-2, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely (the “Notice”). Under the interim rules, liquidating distributions made by publicly traded domestic corporations are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Accordingly, redemptions of our public shares in connection with the Special Meeting may subject us to the excise tax, unless one of the two exceptions above apply.
If the outside deadline for us to complete an initial business combination (currently November 14, 2023) is extended, our public stockholders will have the right to require us to redeem their public shares. Any redemption or other repurchase may be subject to the excise tax. The extent to which we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including: (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the nature and amount of any “PIPE” or other equity issuances in connection with an initial business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of an initial business combination), (iii) if we fail to timely consummate an initial business combination and liquidate in a taxable year following a Redemption Event and (iv) the content of any proposed or final regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us and not by the redeeming holders, the mechanics of any required payment of the excise tax remains to be determined. Any excise tax payable by us in connection with a Redemption Event may cause a reduction in the cash available to us to complete an initial business combination and could affect our ability to complete an initial business combination; however, we will not use the funds held in the trust account and any additional amounts deposited into the trust account, as well as interest earned thereon, to pay the excise tax.
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

SIGNATURES
Pursuant to the requirements of the Securitijes Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.

November 7, 2023	By:	/s/ Kuk Hyoun Hwang
Kuk Hyoun Hwang
Chief Executive Officer and Director
(Principal Executive Officer)

November 7, 2023	By:	/s/ David Yoo
David Yoo
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)