Form 10-K
period 2023-12-31
Bellevue Life Sciences Acquisition Corp.
filed 2024-04-17
CIK 1840425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Act). Yes ☒ No ☐
The aggregate market value of the voting stock held by
non-affiliates
of the Registrant on June 30, 2023, based upon the closing price of $10.26 of the Registrant’s common stock as reported on the Nasdaq Stock Market, was approximately $70,794,000 million. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting
common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April
10
, 2024, there were 5,622,954 shares of common stock, par value $0.0001 per share issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	our ability to select an appropriate target business or businesses in the healthcare industry;

•	our ability to complete our initial business combination in the healthcare industry;

•	our expectations around the performance of the prospective target business or businesses in the healthcare industry;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses in the healthcare industry;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

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

On February 14, 2023, we consummated our initial public offering (“IPO”) of an aggregate of 6,000,000 units, at $10.00 per unit (“Units”), generating gross proceeds of $60,000,000 before underwriting discounts and expenses.

Simultaneously with the closing of our IPO, our sponsor, Bellevue Global Life Sciences Investors, LLC (“Sponsor”), purchased an aggregate of 430,000 units at a price of $10.00 per unit, for an aggregate purchase price of $4,300,000 (“Private Placement Units”).

In connection with our IPO, the underwriters were granted a 45-day option from the date of our prospectus issued in connection with our IPO (the “Over-Allotment Option”) to purchase up to 900,000 additional units to cover over-allotments (the “Over-Allotment Units”), if any. On February 21, 2023, the underwriters purchased 900,000 Over-Allotment Units fully exercising the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating additional gross proceeds of $9,000,000 to the Company.

Transaction costs of our IPO amounted to $2,721,126 consisting of $1,380,000 of underwriting discounts and $1,341,126 of other offering costs.

Following the closing of our IPO on February 14, 2023, $61,050,000 (approximately $10.175 per Unit) from net offering proceeds of the sale of the Units in our IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”). Following the closing of the Over-Allotment Option on February 21, 2023, and including the amount from our IPO, an aggregate amount of $70,207,500 was placed in the Company’s Trust Account established in connection with our IPO. The proceeds held in the Trust Account are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from our IPO will not be released from the Trust Account until the earlier of: (a) the completion of the Company’s initial business combination, (b) the redemption of any of our public shares properly submitted in connection with a stockholder vote to amend our Amended and Restated Certificate of Incorporation (the “Charter”) (1) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the time provided in the Company’s Charter (as subject to extension), or (2) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (c) absent an initial business combination within the time provided in the Company’s Charter (as subject to extension), our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares.

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

Recent Developments

Extension of Termination Date

On November 9, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved the proposal (the “First Extension Amendment Proposal”) to amend the Company’s Charter to extend the date by which the Company must consummate a business combination from November 14, 2023 to February 14, 2024 (the “First Extended Date”) and approved a proposal to give the Board of Directors (the “Board”) the authority in its discretion to amend the Charter to extend the date by which the Company must consummate a business combination from the First Extended Date to May 14, 2024 (the “Second Extended Date”). Additionally, the stockholders approved the First Amendment to the Trust Agreement (the “First Trust Agreement Amendment”) that extends the date by which the Company must liquidate the Trust Account established in connection with the Company’s IPO, from November 14, 2023 to the First Extended Date by depositing into the Trust Account $180,000 if the Company has not completed its initial business combination, and, upon the Board exercising its discretion to further extend the date by which the Company must liquidate the Trust Account if the Company has not completed its initial business combination, to the Second Extended Date, by depositing into the Trust Account by no later than each of February 14, 2024, March 14, 2024, and April 15, 2024, the lesser of (i) $60,000 or (ii) $0.026 per share for each public share that was not redeemed in connection with the First Extension Amendment Proposal. Following such approval by the Company’s stockholders, the Company entered into the First Trust Agreement Amendment with Continental Stock Transfer & Trust Company on November 10, 2023 and has subsequently amended the Charter to extend the date by which the Company must consummate a business combination to the First Extended Date. The Company also deposited $180,000 into the Trust Account on November 13, 2023.

In connection with the Special Meeting, 3,432,046 shares of common stock of the Company were tendered for redemption at a redemption price of approximately $10.49 per share for an aggregate redemption amount of $35,995,727.58, leaving $36,372,335 in the Trust Account immediately after the redemptions and a tax withdrawal by the Company of $561,957. Additionally, in February 2024, the Board authorized and approved a second Certificate of Amendment to the Charter. The second Certificate of Amendment to the Charter was filed with the Delaware Secretary of State, with an effective date of February 9, 2024, and extended the date by which the Company must consummate a business combination to the Second Extended Date. In connection with the extension by which the Company must consummate a business combination to the Second Extended Date, the Company deposited $60,000 into the Trust Account on each of February 9, 2024, March 12, 2024 and April 9, 2024. In connection with the $60,000 deposited into the Trust Account on February 9, 2024, the Company issued an unsecured promissory note in the principal mount of $75,000 to Jun Chul Whang, a member of the Board. In connection with the $60,000 deposited into the Trust Account on March 12, 2024, the Company issued an unsecured promissory note in the principal amount of $60,000 to Josh Pan, an individual member of Bellevue Capital Management, LLC, which wholly owns the Sponsor.

Proposed Business Combination

On November 16, 2023, the Company and OSR Holdings Co. Ltd., a corporation organized under the laws of the Republic of Korea, entered into a Business Combination Agreement (the “Business Combination Agreement”). Prior to the Closing, each Participating Company Stockholder and each Non-Participating Company Stockholder will be joined as parties to the Business Combination Agreement. At the effective time of the Closing (i) the Company shall issue to the Participating Company Stockholders shares of common stock equal to the Aggregate Participating Consideration and the Participating Company Stockholders will transfer their respective shares of OSR Holdings Common Stock to the Company, and (ii) the Non-Participating Company Stockholders will continue to hold their shares of OSR Holdings Common Stock subject to their Non-Participating Stockholder

Joinders entered into with the Company on or before the date of the Closing. Upon consummation of the Share Exchange, the Company will directly own at least 75% of the shares of OSR Holdings Common Stock, with all of the remaining shares of OSR Holdings Common Stock held by the Non-Participating Company Stockholders. Pursuant to the terms of the Non-Participating Stockholder Joinders, the Company will have rights to acquire the shares of the Non-Participating Company Stockholders. The Non-Participating Stockholder Joinder contains put and call rights for the Non-Participating Company Stockholder and the Company, respectively, whereby the Non-Participating Company Stockholder shall have the right to cause the Company to purchase and the Company shall have the right to cause the Non-Participating Company Stockholder to sell to the Company or its designee all of the shares of OSR Holdings Common Stock owned and held of record by such Non-Participating Company Stockholder. Capitalized terms used in this section but not otherwise defined herein have the meanings given to them in the Business Combination Agreement which is included as an exhibit to this Annual Report on Form 10-K.

Pursuant to the Share Exchange: (i) the Participating Company Stockholders shall transfer and convey all of the shares of OSR Holdings Common Stock held by the Participating Company Stockholders to the Company, in each case, free and clear of any claims or interest of any person previously entitled thereto; (ii) the Company shall effect the transfer and conveyance of the Aggregate Participating Consideration to the Participating Company Stockholders, in each case, free and clear of any claims or interest of any person previously entitled thereto; (iii) any fractional share of the Company’s common stock that would otherwise be issuable to a Participating Company Stockholder following such exchange shall be rounded up or down to the nearest whole share of the Company’s Common Stock; (iv) all OSR Holdings Common Stock held by each Non-Participating Company Stockholder as of Closing will not be exchanged for shares of the Company’s common stock at Closing, and such OSR Holdings Common Stock will be subject to the terms of the Non-Participating Stockholder Joinder between such Non-Participating Company Stockholder and the Company; and (v) all other OSR Holdings Common Stock will remain outstanding.

Conditions to Closing

The Closing is subject to customary closing conditions for special purpose acquisition companies, including, among others: (i) approval by the Company’s stockholders of the BLAC Proposals; (ii) no Governmental Authority shall have enacted, issued, promulgated, enforced or entered any law, rule, regulation, judgment, decree, executive order, or award which is then in effect and has the effect of making the Transactions, including the Business Combination, illegal or otherwise prohibiting consummation of the Transactions, including the Business Combination; (iii) all required regulatory filings and approvals in the United States and outside the United States, shall have been completed and any applicable waiting period (and any extension thereof) applicable to the consummation of the Transactions shall have expired or been terminated, and any pre-Closing approvals or clearances reasonably required thereunder shall have been obtained; (iv) all required consents, approvals and authorizations shall have been obtained from and made with all Governmental Authorities; (v) the shares of the Company’s common stock shall be listed on Nasdaq as of the Closing Date; (vi) no material adverse effects on the Company or OSR Holdings shall have occurred between the date of the Business Combination Agreement and the Closing Date; (vii) the Lock-Up Agreements shall have been duly executed by the Company and certain holders of OSR Holdings Common Stock; (viii) OSR Holdings shall have delivered to the Company (a) Participating Stockholder Joinders duly executed by Participating Company Stockholders holding at least 75% of the OSR Holdings Fully Diluted Share Amount, and (b) Non-Participating Stockholder Joinders executed by the Non-Participating Company Stockholders; (ix) the Company’s M&A Committee shall have received an opinion from an advisor engaged by the Company’s M&A Committee that the Transactions are fair, from a financial point of view, to the Company and its stockholders; (x) a supplemental listing shall have been filed with Nasdaq as of the Closing Date to list the shares constituting the Aggregate Participating Consideration; (xi) on or prior to the Closing, OSR Holdings shall deliver to the Company a properly executed certification that shares of OSR Holdings Common Stock are not “U.S. real property interests” in accordance with the Treasury Regulations under Sections 897 and 1445 of the Code, together with a notice to the U.S. Internal Revenue Service in accordance with the provisions of Section 1.897-2(h)(2) of the Treasury Regulations; and (xii) customary bringdown conditions.

Additionally, the obligations of OSR Holdings and the OSR Holdings Stockholders to consummate the Transactions are conditioned upon, among other things, a minimum available cash condition such that the (a) amount of cash and cash equivalents available in the Trust Account immediately prior to the Closing, plus (b) all other cash and cash equivalents of BLAC, plus (c) the aggregate amount of cash proceeds received from the PIPE

Financing prior to or substantially concurrently with the Closing (without, for the avoidance of doubt, taking into consideration any transaction fees, costs and expenses paid or required to be paid by the Company prior to the Closing), shall be equal to or greater than $5,000,001 (the “Minimum Available Cash Condition”).

Exclusivity

The Business Combination Agreement contains exclusivity provisions restricting the parties from engaging in any Alternative Transaction (as defined below) for a period ending on the earlier of (i) the Closing and/or (ii) the termination of the Business Combination Agreement. An “Alternative Transaction” includes (A) any sale of assets of OSR Holdings equal to 5% or more of OSR Holdings’ assets or to which 5% or more of OSR Holdings’ revenues or earnings are attributable, (B) the issuance or acquisition of 5% or more of the outstanding capital stock (on an as converted to OSR Holdings Common Stock basis) or other voting securities representing 5% or more of the combined voting power of the OSR Holdings, or (3) any conversion, consolidation, merger, liquidation, dissolution or similar transaction which, if consummated, would result in any person or other entity or group beneficially owning 5% or more of the combined voting power of OSR Holdings, other than with the Company and certain of its affiliates.

Representations, Warranties and Covenants

The Business Combination Agreement contains customary representations, warranties and covenants of (a) OSR Holdings, (b) the Company and (c) OSR Holdings Stockholders relating to, among other things, their ability to enter into the Business Combination Agreement and the Joinders, as applicable.

Termination

The Business Combination Agreement may be terminated, and the Business Combination and the other Transactions may be abandoned at any time prior to the Effective Time, notwithstanding any requisite approval and adoption of the Business Combination Agreement and the Transactions by the stockholders of OSR Holdings or BLAC, as follows: (i) by mutual written consent of BLAC and OSR Holdings; (ii) by either BLAC or OSR Holdings if the Effective Time shall not have occurred prior to May 14, 2024 subject to certain exemptions; (iii) by either BLAC or OSR Holdings if any Governmental Authority, including in the United States or the Republic of Korea, shall have taken action to prevent or prohibit the Business Combination; (iv) by either BLAC or OSR Holdings if any of the BLAC Proposals shall fail to receive the requisite vote for approval at the BLAC Stockholders’ Meeting; (v) by BLAC upon a material breach of any representation, warranty, covenant or agreement on the part of OSR Holdings set forth in the Business Combination Agreement; or (vi) by OSR Holdings upon a material breach of any representation, warranty, covenant or agreement on the part of BLAC set forth in the Business Combination Agreement.

Other Recent Developments

As previously reported by the Company on Form 8-K filed on June 14, 2023, due to the resignation of a director effective on June 21, 2023, the Company notified the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) on June 27, 2023 that the Company was not currently in compliance with Nasdaq Listing Rule 5605(c)(2)(A) (the “Listing Rule”), but that it intends to regain compliance within the cure period provided by section (c)(4)(B) of the Listing Rule. The Company has until the earlier of its next annual shareholders’ meeting or June 21, 2024 to regain compliance.

The Listing Rule requires the Audit Committee (the “Audit Committee”) of the Board be composed of at least three members, each of whom must meet independence requirements under the Nasdaq Listing Rules and the Securities Exchange Act of 1934, as amended. Upon the effective date of the director’s resignation from the Company’s Board and Audit Committee, the Company’s Audit Committee has been comprised of two independent directors and one vacancy and, therefore, does not currently comply with Nasdaq’s audit committee requirements as set forth in the Listing Rule. Pursuant to the Listing Rule’s section (c)(4)(B), the Company is entitled to a cure period to regain compliance with the Listing Rule. The Company is evaluating the appropriate membership and composition of its Board and Board committees and intends to regain compliance with Listing Rule prior to the expiration of the applicable cure period.

On February 15, 2024, the Company received a notification from the Listing Qualifications Department of Nasdaq notifying the Company that the Company no longer meets the minimum 300 public holders requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(3) (the “Minimum Public Holders Requirement”). In response to the notification letter, on April 1, 2024, the Company submitted to Nasdaq a plan to regain compliance with the Minimum Public Holders Requirement. If the plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the Notice. The Notice has no immediate effect on the listing of the Company’s securities listed on The Nasdaq Capital Market.

In connection with the $60,000 deposited into the Trust Account on February 9, 2024, the Company issued an unsecured promissory note in the principal amount of $75,000 to Jun Chul Whang, a member of the Board. In connection with the $60,000 deposited into the Trust Account on March 12, 2024, the Company issued an unsecured promissory note in the principal amount of $60,000 to Josh Pan, an individual member of Bellevue Capital Management, LLC, which wholly owns the Sponsor.

On April 8, 2024, the Company issued an unsecured promissory note (the “April Sponsor Note”) in the principal amount of $1,200,000 to Sponsor for its receipt of $1,200,000 to fund working capital and other expenses of the Company. The April Sponsor Note is non-interest bearing and is payable in full on the earlier of (i) December 31, 2024 or (ii) the date on which the Company consummates a Business Combination. In the event that the Company does not consummate a Business Combination, the April Sponsor Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any.

Business Strategy

While our endeavor to identify a prospective target business will not necessarily be limited to a particular industry, sector or region, we intend to focus our search on identifying a healthcare holding company which owns controlling interests in subsidiaries operating in the subsectors of our interests within the healthcare industry including, but not limited to, biopharmaceutical, medical devices, and healthcare technology. We believe that the portfolio investment approach via a holding company model provides competitive advantages over investing in individual companies in terms of risk-adjusted returns deliverable to our stockholders, especially in the biopharmaceutical sector, which is our primary area of interest. Our strategy is supported by a number of reasons, including the following:

•

Diversification: A portfolio investment approach allows for diversification across multiple companies in the healthcare sector, reducing the risk of any single company’s failure impacting the entire investment. By investing in a variety of companies at different development stages, based on different platform sciences and with different therapeutic areas of focus, a portfolio investor can mitigate the risks associated with investing in a single company.

•

Liquidity: Effectuating a business combination with a holding company of multiple subsidiaries in different areas of specialty and product pipelines can provide greater liquidity opportunities compared to investing in a single company. The holding company as a publicly-listed vehicle can create liquidity on its own without necessarily being affected by the unfavorable performance of a certain subsidiary (or subsidiaries) at any given time point, so long as the performance of the overall portfolio of its subsidiaries would be favorable to the refinancing of the holding company by, for example, issuance of new equity or debt.

•

Flexibility: A holding company can provide flexibility to adjust the overall mix of its asset portfolio by divesting its holdings in certain subsidiaries to different types of buyers such as corporate (strategic) or private equity (financial) investors. This allows the holding company to create liquidity on the corporate level without having to dilute the stakes of existing stockholders or assuming additional debts on its financial position. This way, the holding company can decide to either reinvest the proceeds in capturing emerging trends identified in the target industry or distribute the free cash flow to the stockholders if deemed appropriate by the management.

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

•

Target Profile: A healthcare holding company is a business that operates by acquiring and managing a portfolio of subsidiaries and investments in companies engaged in the research, development, manufacturing, and distribution of healthcare products in the areas of our primary interests such as pharmaceutical, medical devices and healthcare technologies (for example, artificial intelligence-driven bioinformatics). The business model for a healthcare holding company, especially in the pharmaceutical sector, which is the main area of our interests, is typically based on building a diverse portfolio of subsidiaries by acquiring and investing in companies at different stages of development, from early-stage research to POC (proof of concept)-stage clinical trials and commercialization. The goal is to create a diversified portfolio of subsidiaries and investments that have a pipeline of products and product candidates in development, with some close to commercialization and others in earlier stages of development.

The management strategy for a healthcare holding company involves several key elements:

•

Portfolio management: The holding company must carefully manage its subsidiaries and investments to ensure that it is balanced and diversified. The company must also be prepared to make strategic decisions about which companies to acquire, invest in, or divest.

•

Financial management: The holding company must have strong financial management capabilities to ensure that it can provide financial support to its subsidiaries and investments as needed. This may involve raising capital through debt or equity financing, or through divestment from its holdings in certain companies at appropriate timing.

•

Regulatory expertise: The healthcare industry is heavily regulated, and the holding company must have a deep understanding of the regulatory environment in order to successfully navigate the development and commercialization of new products.

•

Business development: The holding company must be actively engaged in business development activities to identify and pursue new opportunities for its subsidiaries and investments. This may involve partnering with other companies, acquiring new companies, or licensing new technologies.

•

Talent management: The holding company must have a strong management team with expertise in biotherapeutics, medical device, diagnostics and bioinformatics, and other relevant disciplines in healthcare, as well as corporate finance and business development. The company must also be able to attract and retain talented executives and scientists to lead and support its subsidiaries and investments.

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

Chardan Capital Markets, LLC, the representative of the underwriters in connection with our IPO (“Chardan”) has agreed, pursuant to a written letter agreement with us, not to convert any equity participation shares or public shares held by it into their pro rata share of the aggregate amount then on deposit in the Trust Account. The 34,500 founder shares that were transferred by our Sponsor to Chardan and placed in escrow until the consummation of our initial business combination are referred to as “equity participation shares.” In addition, Chardan has agreed (i) to vote its equity participation shares and any public shares it owns in favor of any proposed business combination and (ii) not to convert any shares (including the equity participation shares) in connection with a stockholder vote to approve, or sell their shares to us in any tender offer in connection with, a proposed initial business combination.

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

Certain of our officers and directors presently have fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he has then-current fiduciary or contractual obligations, he will honor his fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

We offer a target business a variety of options, including but not limited to, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. As of December 31, 2023, we had $34,535,106 of funds available in the Trust Account for an initial business combination (after payment of $2,070,000 of deferred underwriting fees but before fees and expenses associated with the initial business combination). Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. In the meantime, we are currently in negotiations with outside investors to secure third party financing (PIPE). However, there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our IPO. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the Private Placement Units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into following the consummation of our IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our IPO and the sale of the Private Placement Units and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any binding agreement or arrangement with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus we issued in connection with our IPO and know what types of businesses we are targeting. Our officers and directors, as well as our Sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our Sponsor and their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers, directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the Company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our Sponsor, executive officers, directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination except that we may pay Bellevue Capital Management LLC (“BCM”) and/or any of its affiliates, partners or employees, a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination; the amount of any fee we pay to BCM and/or any of its affiliates, partners or employees will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. We have agreed to pay BCM a total of $7,500 per month for office space, utilities and secretarial and administrative support and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our Sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our Sponsor, officers or directors, we would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to the Company from a financial point of view and a majority of our disinterested independent directors approve such business combination. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of common stock that will be equal to or in excess of 20.0% of the number of shares of our common stock then outstanding;

•

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

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

Additionally, in the event our Sponsor, directors, executive officers, advisors or their affiliates were to purchase shares or warrants from public stockholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was initially anticipated to be approximately $10.175 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and placement shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20.0% of our outstanding common stock or seek to amend our Charter would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our Charter:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our Charter:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the then outstanding shares of common stock present and entitled to vote at the meeting to approve the initial business combination are voted in favor of such business combination. A quorum for such meeting will consist of the presence, present in person or by proxy, of the holders of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote their founder shares, placement shares and any public shares purchased during or after our IPO (including in open market and privately negotiated transactions) in favor of our initial business combination. In addition, Chardan has agreed to vote all equity participation shares as well as any public shares purchased during or after our IPO (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our Charter provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Charter will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 15 months or such other time period as our stockholders may approve from the closing of our IPO.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our Charter provides that we will have only 15 months or such other time period as our stockholders may approve from the closing of our IPO to complete our initial business combination. If we are unable to complete our initial business combination within such 15 month period (or such other time period as our stockholders may approve), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefore, redeem the outstanding public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants or rights, including the warrants and rights included in the Units sold in the IPO, which will expire worthless if we fail to complete our initial business combination within the 15 month time period or such other time period as our stockholders may approve.

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination within 15 months or such other time period as our stockholders may approve from the closing of our IPO. However, if our Sponsor, officers or directors acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

Our Sponsor, officers and directors and Chardan have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 9 months or such other time period as our stockholders may approve from the closing of our IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes divided by the number of then outstanding public shares.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the Private Placement Units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per share redemption amount received by stockholders upon our dissolution would be approximately $10.175. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.175. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, and Chardan, the representative of the underwriters of our IPO, will not execute agreements with us waiving such claims to the monies held in the Trust Account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.175 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.175 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.175 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be less than $10.175 per public share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 15 months from the closing of our IPO, or such other time period as our stockholders may approve from the closing of our IPO to complete our initial business combination, may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 15 months or such other time period as our stockholders may approve from the closing of our IPO is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 15 months or such other time period as our stockholders may approve from the closing of our IPO, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders

(including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 15th month or such other time period as our stockholders may approve and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.175 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 15 months or such other time period as our stockholders may approve from the closing of our IPO, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. Holders of warrants or rights will not have any right to the proceeds held in the Trust Account with respect to the warrants or rights, respectively. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our Charter, like all provisions of our Charter, may be amended with a stockholder vote.

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

Facilities

Our executive offices are located at 10900 NE 4th Street, Suite 2300, Bellevue, WA 98004 and Hoedong-gil, 37-36, 3F, Paju, Gyeonggi-do, 10881 Korea, and our telephone number is (425) 635-7700 and +82 31 948 9419 respectively. Our executive offices are provided to us by an affiliate of our Sponsor. Commencing on March 1, 2023, we agreed to pay an affiliate of our Sponsor a total of $7,500 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Website

We maintain a corporate website at www.bellevuespac.com. Our website and information contained on, or that can be accessed through, our website is not deemed to be incorporated by reference in, and is not considered part of, this report. You should not rely on any such information in making your decision whether to invest in our securities.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

Periodic Reporting and Financial Information

We have registered our units, common stock, warrants and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants. These filings are available to the public via the Internet at the SEC’s website located at http://www.sec.gov. You may request a copy of our filings with the SEC (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

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

The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. Prior to the date of our prospectus in connection with our IPO, we filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

An investment in our securities involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this Annual Report on Form 10-K. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2023, we had $15,419 in cash held out of the trust and $2,015,645 of working capital deficiency. Further, we have incurred and expect to continue to incur significant costs in pursuit of our finance and acquisition plans. Additionally, if we do not complete our initial business combination by May 14, 2024 (subject to extension by approval of the Company’s stockholders), the Company will cease operations and liquidate. Management’s plans to address these risks are discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” While Management cannot guarantee that the Company will complete an initial business combination prior to May 14, 2024 (subject to extension by approval of the Company’s stockholders), this date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to consummate our initial business combination, our public stockholders may be forced to wait more than 15 months before receiving distributions from the Trust Account.

If we are unable to consummate our initial business combination, our public stockholders may be forced to wait more than 15 months before receiving distributions from the Trust Account.

We may not be able to consummate an initial business combination within 15 months after the closing of our IPO or such later time as may be approved by our stockholders voting on such extension. We have no obligation to return funds to investors prior to such date unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will holders of our common stock be entitled to distributions from the Trust Account if we are unable to complete our initial business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares, potentially at a loss.

We may not be able to consummate an initial business combination within 15 months after the closing of our IPO or such later time as may be approved by our stockholders voting on such extension, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.175 per share, or less than such amount in certain circumstances, and our warrants and rights will expire worthless.

Our Charter provides that we must complete our initial business combination within 15 months from the closing of our IPO or such later time as may be approved by our stockholders voting on such extension. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period or otherwise extend, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.175 per share, and our warrants and rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.175 per share on the redemption of their shares.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by May 14, 2024 (subject to extension by approval of the Company’s stockholders). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business, operating results, and ability to consummate an initial business combination.

After consultation with our management, we have identified material weaknesses in our internal controls over financial reporting related to the review and approval of certain financial transactions, including use of restricted funds for general corporate purposes and related party transactions.

In November 2023, the Company withdrew approximately $562,000 of interest income earned in the Trust Account for payment of the Company’s franchise tax and income tax liabilities as permitted by the terms of the Trust Agreement governing the Trust Account. The Company did not immediately pay its tax obligations (which were not yet due and payable) and instead the funds were deposited in the Company’s general account and used for the payment of general operating expenses. In consultation with counsel and the Company’s Audit Committee, management determined that this use of funds was not in accordance with the Trust Agreement. As of April 16, 2024, the funds have been replaced in full by funds loaned to the Company from the Company’s Sponsor and the Company has paid its federal tax obligations on time. Although the funds have been replaced and the Company has paid its federal tax obligations on time, management failed in its requirement to detect and prevent this use of funds that was not in accordance with the Trust Agreement. Additionally, the Company has failed to timely receive Audit Committee approval for related party transactions, as required by the Audit Committee’s charter, including financing transactions pursuant to promissory notes between the Company and related parties, and the Company has failed to timely and properly document certain related party financing transactions.

As a result of these events, we have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. We continue to evaluate steps to remediate the material weaknesses. If we identify any new material weaknesses in the future, any such newly identified material weaknesses could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of the material weaknesses in our internal controls over financial reporting described above, we may face the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements, any of which claims could result in adverse effects to our business. As of the date of the filing of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute.

We cannot predict the impact of the ongoing military conflicts and the related humanitarian crises on the global economy, geopolitical stability and our search for a business combination, and any target business with which we may ultimately consummate a business combination.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Management is currently evaluating the full impact and the possible negative effect these conflicts could have on the Company’s financial position, results of its operations and/or search for a target company. The specific impact is not readily determinable as of the date of these audited financial statements and the audited financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the war in the Middle East and subsequent sanctions could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination. The extent and duration of the Russian invasion of Ukraine and the war in the Middle East, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Annual Report on Form 10-K. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

As the net proceeds of our IPO and the sale of the Private Placement Units not being held in the Trust Account were insufficient to allow us to operate for the 15 months or such other time period as our stockholders may approve following the closing of our IPO, and we’ve had to seek other sources of funding to pay for our operations, we are limited in the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we have an may continue to depend on loans from our Sponsor, officers and directors or their affiliates or members of our management team to fund our search and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

We have spent the net proceeds of our IPO and the sale of the Private Placement Units from our IPO to pay offering expenses and to fund our working capital requirements. We were required to seek additional capital, we have and may in the future continue to need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. These advances and any future advances will be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,000,000 of any such loans may be convertible into additional placement units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. These units would be identical to the Private Placement Units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our initial stockholders, officers and directors or their affiliates, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Loans made by Chardan or any of its related persons, if any, will not be convertible into any of our securities and Chardan and its related persons will have no recourse with respect to their ability to convert their loans into any of our securities. Consequently, our public stockholders may only receive approximately $10.175 per share on our redemption of our public shares, and our warrants and rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.175 per share on the redemption of their shares.

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

Since the Sponsor will lose its entire investment in us if an initial business combination is not completed, and since the Sponsor is an affiliate of the target in the acquisition, it may have a conflict of interest to the interest of other stockholders.

There will be no distribution from the Trust Account with respect to the Company’s warrants and rights, which will expire worthless in the event of our winding up. In the event of a liquidation, our Sponsor will not receive any monies held in the Trust Account as a result of its ownership of 2,000,500 shares of common stock. As a consequence, a liquidating distribution will be made only with respect to the public shares.

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

We are a newly formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

If we seek stockholder approval of our initial business combination, our Sponsor, officers and directors and Chardan have agreed to vote in favor of such initial business combination, regardless of how our other public stockholders vote.

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and placement shares, as well as any public shares purchased during or after our IPO (including in open market and privately negotiated transactions), in favor of our initial business combination. In addition, Chardan has agreed to vote all equity participation shares as well as any public shares purchased during or after our IPO (including in open market and privately negotiated transactions) in favor of our initial business combination. As a result, in addition to our founder shares, placement shares and equity participation shares held by Chardan, we would need only 676,478, or approximately 19.5%, of the 3,467,954 remaining shares sold in in our IPO to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our initial stockholders, officers, directors and Chardan own shares representing approximately 38.0% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders, officers, directors and Chardan to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

The only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of the right to redeem shares from us for cash, unless we seek stockholder approval of the initial business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition less attractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we might not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to Chardan will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares, warrants or rights from public stockholders, which may increase the likelihood of closing our initial business combination and reduce the public “float” of our common stock, warrants and rights.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares, warrants or rights or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares, warrants or rights in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to increase the likelihood of closing the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of warrants or rights could be to reduce the number of warrants or rights outstanding. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. To the extent that any such securities are purchased, such public securities will not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” common stock or warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

The SEC has recently adopted new rules relating to certain activities of Special Purpose Acquisition Companies (“SPACs”). Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such rules may increase our costs and the time needed to complete a business combination and may make it more difficult to complete a business combination. The need for compliance with the 2024 SPAC Rules may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On January 24, 2024, the SEC adopted final rules (the “2024 SPAC Rules”) that, together with the additional guidance provided in the SEC’s adopting release, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; enhance disclosure requirements and provide additional guidance regarding the general use of projections in SEC filings, as well as when and how projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the 2024 SPAC Rules, or pursuant to the SEC’s views expressed in the adopting release, may increase the costs and time of negotiating and completing a business combination, and may make it more difficult to complete a business combination. The need for compliance with the 2024 SPAC Rules may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate a business combination and liquidate the Company.

As described further above, the 2024 SPAC Rules relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC.

As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to additional burdensome regulatory requirements and expenses for which we have not allotted funds. As a result, if we are deemed an investment company under the Investment Company Act, we may abandon our efforts to consummate a business combination and instead liquidate the Company.

If we were deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To avoid that result, on or shortly prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in an interest bearing bank demand deposit account, which may earn less interest than we otherwise would have if the Trust Account had remained invested in U.S. government securities or money market funds.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including companies that do not enter into a definitive agreement within 18 months after the effective date of the registration statement relating to their initial public offerings or that do not complete an initial business combination within 24 months after such date. We may not be able to complete our initial business combination within 24 months of such date and, as a result, we may in the future be subject to a claim that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and rights following such a transaction, and our rights would expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete a business combination since we will depend on interest earned on the Trust Account to pay our tax obligations and to complete a business combination.

We depend on sufficient interest being earned on the proceeds held in the Trust Account to pay any tax obligations that we may owe. The funds held in trust will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. While we are entitled to have released to us for such purpose certain interest earned on the funds in the Trust Account, a substantial decline in interest rates may result in our having insufficient funds available with which to pay our taxes which would reduce the amount of funds available to structure, negotiate or close a business combination. In such event, we would need to obtain additional funds from our existing stockholder or another source or be forced to liquidate. Our existing stockholder is under no obligation to advance such funds in such circumstances.

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

If a proposed business combination does not progress, and we have to search for another business to acquire, we expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Our limited resources may also limit the number of potential targeted businesses we are able to research and we may depend on third-party information, such as reports from academic conferences and industry seminars, as well as leverage our relationships venture capital firms globally, in order to selectively identify target businesses to contact directly and research further. Furthermore, because we are obligated to pay cash for the shares of common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.175 per share on the liquidation of our Trust Account and our warrants and rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.175 per share upon our liquidation.

A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with an initial business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

Pursuant to the Inflation Reduction Act of 2022 (the “IR Act”), which commenced in 2023, a 1% U.S. federal excise tax is imposed on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation and not on its stockholders. The amount of the excise tax is equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The U.S. Department of the Treasury (the “Treasury Department”) has authority to promulgate regulations and provide other guidance regarding the excise tax. Under U.S. Internal Revenue Service guidance, liquidating distributions made by publicly traded domestic corporations are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Accordingly, redemptions of our public shares may subject us to the excise tax, unless one of the two exceptions above apply.

If the outside deadline for us to complete an initial business combination (currently May 14, 2024) is extended, our public stockholders will have the right to require us to redeem their public shares. Any redemption or other repurchase may be subject to the excise tax. The extent to which we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including: (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the nature and amount of any “PIPE” or other equity issuances in connection with an initial business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of an initial business combination), (iii) if we fail to timely consummate an initial business combination and liquidate in a taxable year following a Redemption Event and (iv) the content of any proposed or final regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us and not by the redeeming holders, the mechanics of any required payment of the excise tax remains to be determined. Any excise tax payable by us in connection with a Redemption Event may cause a reduction in the cash available to us to complete an initial business combination and could affect our ability to complete an initial business combination; however, we will not use the funds held in the Trust Account and any additional amounts deposited into the Trust Account, as well as interest earned thereon, to pay the excise tax.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), and ultimately prohibited.

Our Sponsor is controlled by and has substantial ties with non-U.S. persons who are nationals of South Korea. CFIUS is an interagency committee chaired by the U.S. Department of the Treasury that is authorized to review certain “covered transactions,” which include direct and indirect control acquisitions of and certain non-control investments in U.S. businesses by foreign persons, in order to determine whether such covered transactions threaten to impair the national security of the United States. If CFIUS determines that a covered transaction threatens to impair U.S. national security, it has the authority to undertake mitigation measures including recommending that the President prohibit the transaction or require divestment by the foreign person if the transaction has been completed. The potential for CFIUS review of a covered transaction depends on a number of factors including the nature and structure of the transaction, the operations of the U.S. business including whether the business is a “TID U.S. business” as defined in 31 C.F.R. § 800.248, and the foreign persons involved in the transaction including their nationality, intermediate and ultimate shareholders, and operations elsewhere globally. CFIUS has the discretion to initiate review of a covered transaction. Parties to a covered transaction may submit a notice voluntarily to CFIUS to request clearance, which is a safe harbor against future review. Certain covered transactions involving a TID U.S. business, however, are subject to a mandatory notice requirement.

Because we may be considered a foreign person, under CFIUS regulations, an initial proposed business combination may fall within the scope of a covered transaction and be subject to CFIUS review jurisdiction. If so, we may be required to make a mandatory filing or, if no mandatory filing is required, we may decide to submit a voluntary notice to CFIUS or proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination, or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The potential impact of CFIUS may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies that do not have similar foreign ownership issues.

Moreover, the process of review by CFIUS may be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain required approvals within the requisite time period may require us to liquidate. If we liquidate, our warrants and rights would expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Risks Relating to Our Securities

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, warrants or rights, potentially at a loss.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

We are currently not in compliance with the Nasdaq continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our securities could be delisted, which could affect our securities’ market price and liquidity.

On June 27, 2023, the Company notified Nasdaq that it is not currently in compliance with Nasdaq Listing Rule 5605(c)(2)(A) (the “Listing Rule”), but that it intends to regain compliance within the cure period provided by section (c)(4)(B) of the Listing Rule. The Listing Rule requires the Audit Committee of the Board to be composed of at least three members, each of whom must meet independence requirements under the Nasdaq Listing Rules and the Securities Exchange Act of 1934, as amended. the Audit Committee is comprised of two independent directors and one vacancy and, therefore, does not currently comply with Nasdaq’s audit committee requirements as set forth in the Listing Rule. Pursuant to the Listing Rule’s section (c)(4)(B), the Company is entitled to a cure period to regain compliance with the Listing Rule. The Company has until the earlier of its next annual stockholders’ meeting or June 21, 2024 to regain compliance. The Company is evaluating the appropriate membership and composition of its Board and Board committees and intends to regain compliance with Listing Rule prior to the expiration of the applicable cure period.

On February 15, 2024, we received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(3), which requires us to have at least 300 public holders for continued listing on the Nasdaq Capital Market (the “Minimum Public Holders Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Capital Market. The Company submitted a plan to regain compliance with the Minimum Public Holders Rule to Nasdaq on April 1, 2024. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel. There can be no assurance that Nasdaq will accept the proposed plan or that we will not receive additional notices of our failure to maintain the requirements for continued listing on Nasdaq.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 15 month (or such other time period as our stockholders may approve).following the closing of our IPO in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. Pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote.

If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by Nasdaq) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate a business combination. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the Board and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operations. Our executive offices are located at 10900 NE 4th Street, Suite 2300, Bellevue, WA 98004 and Hoedong-gil, 37-36, 3F, Paju, Gyeonggi-do, 10881 Korea, and our telephone numbers are (425) 635-7700 and +82 31 948 9419, respectively. Under an administrative services agreement we entered into with BCM effective on February 9, 2023, we have agreed to pay BCM, an affiliate of our Sponsor, a total of $7,500 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

Holders

On April 10, 2024, there were two holders of record of our units, eight holders of record of our common stock, five holders of record of our warrants and two holders of record or our rights. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board at such time. In addition, our Board is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Offerings

None. For a description of the use of proceeds generated in our IPO and private placement, see Part II, Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023. There has been no material change in the planned use of proceeds from our IPO and private placement as described in the IPO registration statement. The specific investments in our Trust Account may change from time to time.

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

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the Private Placement Units, the proceeds of the sale of our capital stock in connection with our initial business combination, shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares in connection with an initial business combination:

•	may significantly dilute the equity interests of our existing investors;

•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

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

Results of Operations

Our entire activity since inception through December 31, 2023 related to our formation and IPO. We do not expect to generate any operating revenues until after the completion of an initial business combination. We generated non-operating income in the form of interest income on investments held after our IPO. We will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the year ended December 31, 2023, we had net income of $403,780 which consisted of income from investments held in the Trust Account of $2,775,291, offset by general and administrative expenses of $1,830,700 and provision for income taxes of $540,811. For the year ended December 31, 2022, we had a net loss of $35,388 which consisted of general and administrative expenses.

Liquidity and Capital Resources

Our liquidity needs had been satisfied prior to the completion of our IPO through a capital contribution from our Sponsor of $25,000 for the founder shares and an aggregate of $1,200,000 in loans from our Sponsor under unsecured promissory notes. Upon the closing of our IPO, the promissory notes were be deemed to be repaid and settled in connection with the private placement. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans.

The net proceeds from (i) the sale of the Units in our IPO (including the Units sold in the exercise of the Over-Allotment Option), after deducting offering expenses of approximately $1,310,000, underwriting commissions of $1,380,000 and excluding deferred underwriting commissions of $2,070,000, and (ii) the sale of the Private Placement Units for an aggregate purchase price of $4,300,000 was $70,610,000. Of this amount, $70,207,500 was placed in the Trust Account, including $2,070,000 of deferred underwriting commissions. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations, based on the number of authorized shares of our common stock, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds held outside of the Trust Account or from interest earned on the funds held in our Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, the Company had $15,419 in its operating bank account and a working capital deficit of $2,015,645. The Company’s liquidity needs prior to the consummation of our IPO had been satisfied through proceeds from advances from related party and from the issuance of common stock. Subsequent to the consummation of our IPO, the Company’s liquidity was satisfied through the net proceeds from the consummation of the IPO, the proceeds from the Private Placement Units held outside of the Trust Account and loans from the Sponsor, officers and directors and their affiliates.

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

Based on the foregoing and the limited amount of working capital that the Company received into the operating account from the private placement, management believes that the Company will not have sufficient working capital to meet its working capital needs through the earlier of the consummation of an initial business combination or 15 months from the IPO. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Over this time period, the Company will be using the remaining funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination. Further needs for operating capital beyond the Company’s current operating cash balance may need to be funded through loans from the Company’s Sponsor, officers and directors and their affiliates. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the Company is unable to complete a Business Combination by May 14, 2024 (subject to extension by approval of the Company’s stockholders), the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution combined with uncertainty as to whether the Company has sufficient liquidity to fund operations through the liquidation date or thereafter should a deferral occur raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a business combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Chardan is entitled to a deferred underwriting commission of $2,070,000. The deferred fee will be waived by Chardan in the event that we do not complete an initial business combination, subject to the terms of the underwriting agreement. Also, we have incurred deferred legal fees payable upon consummation of our initial business combination of approximately $450,000. These fees will only become due and payable upon the consummation of a business combination.

The holders of the founder shares, equity participation shares, placement units, and units that may be issued upon conversion of working capital loans (and in each case holders of their component securities, as applicable) are entitled to registration rights pursuant to the registration rights agreement. These holders are entitled to make up to two demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggyback” registration rights to include their securities in other registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements. Chardan may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the date of our prospectus issued in connection with our IPO and may not exercise its demand rights on more than one occasion.

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

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 16 of this Annual Report on Form 10-K and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of December 31, 2023 because of the identification of material weaknesses in our internal control over financial reporting as described below. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of these material weaknesses, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2023, our internal control over financial reporting was not effective as of December 31, 2023. We identified the following material weaknesses in our internal control over financial reporting:

1.

In November 2023, the Company withdrew approximately $562,000 of interest income earned in the Trust Account for payment of the Company’s franchise tax and income tax liabilities as permitted by the terms of the Trust Agreement governing the Trust Account. The Company did not use such funds to pay its tax obligations (which were not yet due and payable) and instead deposited the funds in its general account and they were used for the payment of general operating expenses. In consultation with counsel and the Company’s Audit Committee, management determined that this use of funds was not in accordance with the Trust Agreement. As of April 16, 2024, the funds have been replaced in full by funds loaned to the Company from the Company’s Sponsor and the Company has paid its federal tax obligations on time.

2.

The Company has failed to timely receive Audit Committee approval for related party transactions, as required by the Audit Committee’s charter, including financing transactions pursuant to promissory notes between the Company and related parties.

3.	The Company has failed to timely and properly document certain related party financing transactions.

4.	The Company does not have sufficient personnel in its accounting and financial reporting group which could result in errors in reporting in the future.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Remediation Process

To address the material weaknesses related to the use of funds withdrawn from the Trust Account, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. In particular, management’s plans include enhanced controls and improved internal communications within the Company and its financial reporting advisors related to the identification of any new contractual arrangements, as well as controls to ensure the Company has oversight of the cash availability for operating needs, including more clearly designating in the Company’s internal books and records the cash that is restricted in its use and the implementation of an additional layer of review of payments for operating expenses to ensure that restricted cash is not used for payment of general operating expenses, and conducting training for management, relevant staff and service providers to reiterate and reinforce the terms of the Trust Agreement.

Additionally, management plans to remediate the other material weaknesses by enhancing our processes related to documenting financing transactions, including related-party transactions, and by increasing communication among our personnel and third-party professionals with whom we consult regarding such transactions. Additionally, the Company is actively recruiting additional accounting and finance professionals to add more personnel resources to the Company’s accounting and finance functions. Lastly, going forward, the Company will require the authorization of two officers for any material expenditures exceeding $100,000. The elements of our remediation plan can only be accomplished over time, and these initiatives may not ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of the date of this report, our current directors and executive officers are as follows:

Name	Age	Position
Kuk Hyoun Hwang	48	Chief Executive Officer and Director
David J. Yoo	50	Chief Financial Officer
Steven G. Reed	73	Chairman of the Board
Jun Chul Whang	59	Director
Radclyffe L. Roberts	56	Director
In Chul Chung	60	Director
Jin Whan Park	56	Director

Kuk Hyoun Hwang has been the Chief Executive Officer and a director of the Company since March 2020. Mr. Hwang is the Managing Partner of BCM, which he founded in August 2012. BCM is the South Korea advisor for Bellevue Asset Management AG, a subsidiary of Bellevue Group AG, a Swiss financial group holding company with global healthcare investing expertise which is publicly listed on the Swiss Exchange (SIX) and oversees assets under management of approximately $9 billion, primarily invested in private and public equities across the global healthcare sector. As a representative of BAM, Mr. Hwang has advised numerous clients, including end-investors and product distributors, on global healthcare investments with strategic sectoral approaches. He is also the Chief Executive Officer and Chairman of BCM Europe, a position he has held since February 2020, and Chairman of Vaximm AG since November 2022. Since July 2019 until April 2021 and December 2022 to present, Mr. Hwang has also served as Chief Executive Officer of OSR Holdings Ltd., a global healthcare holding company and a wholly-owned subsidiary of BCM, where he has also served as chairman since July 2019. Prior to founding BCM in 2012, Mr. Hwang served with financial services firms in Korea and the U.S., including North Head Capital Partners LLC from 2011-2012, Kim Eng Research Korea and Kim Eng Securities USA from 2006-2008, and Shinhan Investment Corp from 2002-2004 and 2006. Mr. Hwang received a BA in sociology from Korea University in 1998. We believe Mr. Hwang is well qualified as a director because of his significant investment and capital markets expertise within the healthcare industry.

David J. Yoo has been the Chief Financial Officer of the Company since September 2021. Mr. Yoo has over 25 years of experience in corporate finance, investment analysis and public company management. Since October 2022, Mr. Yoo has served as the Manager, Omnichannel Sales at Keeco LLC, a textile manufacturer. From July 2019 to October 2022, Mr. Yoo served as the executive director and operating management member of Decorstandard Corp., an early-stage designer and distributor of PVC and PPU-based interior solutions in Bergenfield, NJ. From May 2013 to January 2019, Mr. Yoo was the president and CEO of Agabang USA, Inc. the wholly-owned subsidiary of Agabang & Company, Ltd, (KOSDAQ: 013990), a Korean vertically integrated retailer of infant and children’s apparel and accessories. Before Agabang, Mr. Yoo was the managing director and partner, from August 2010 to March 2013, of China Select Capital Partners Corp. subsequently acquired by Roadman Investments Corp, a TSXV-listed investment issuer. Mr. Yoo was the CFO of Ord Mountain Resources Corp., (TSXV: OSR) a portfolio company of Roadman Investments Corp, from July 2019 until February 2021. From 2008 to 2010, Mr. Yoo was the managing director at SF Investment, a Seoul-based private equity firm. Mr. Yoo was also at Early Bird Capital from 2004 to 2008, as a vice president in investment banking focused on Special Purpose Acquisition Companies. Mr. Yoo was previously in various investment analyst roles at firms including Dalewood Associates, Ardour Capital, KPMG International and the Doosan Group. He has served as a director and member of the audit committee at Tremisis Energy Acquisition Corp II (NYSE Amex: TGY). Mr. Yoo earned a B.A. in psychology from the University of California at Berkeley and an M.B.A. in finance from the Leonard N. Stern School of Business at New York University. We believe Mr. Yoo is well qualified as an officer because of his significant capital markets, investment and public company operating experiences.

Dr. Steven G. Reed has been Chairman of the Board of the Company since February 2023. Since July 2017 Dr. Reed, founded and has served as President and Chief Executive Officer of HDT Bio, a biotechnology company focused on novel immunotherapy approaches for cancer and infectious diseases. In 2016, Dr. Reed founded Afrigen Biologics, a company in Cape Town, South Africa, focused on vaccines for tuberculosis and other infectious diseases, where he served as Director until August 2019. In 2008, Dr. Reed co-founded Immune Design Corp. (IMDZ, Nasdaq), a cancer therapeutics company, where he served as Chief Executive Officer until 2011. He also founded Dharma Therapeutics, a transdermal patch company, where he served as President from 2005 to 2008. In 1994 he co-founded Corixa Corporation where he served as Executive Vice President and Chief Scientific Officer until 2004. Since 1993, Dr. Reed has served as both Adjunct Professor of Medicine at Cornell University Medical College in New York and as Research Professor of Pathobiology at the University of Washington. Dr. Reed founded the Infectious Disease Research Institute (“IDRI”) in Seattle in 1993 and served as its President and CEO from 2014 to December 2019. He serves on several editorial review committees, has served as a member of the Tropical Medicine Review Board of the National Institute of Health, and as a member of the Vaccine Development Steering Committee of the World Health Organization. Dr. Reed is the author of over 400 publications, holds more than 100 patents and has raised over $150 million in grants during his career. Dr. Reed earned a BA in Biology from Whitman College in 1973, a MS in Microbiology in 1977 from the University of Montana and a PhD in Microbiology and Immunology from the University of Montana in 1979. We believe Dr. Reed is qualified to serve as a member of our board because of his leadership skills demonstrated throughout his career spanning over 40 years in science, academia, entrepreneurship and executive management, and his extensive academic background and experience with companies in the diagnostics, vaccine and therapeutics fields.

Jun Chul Whang has been a director of the Company since August 2020. Mr. Whang has been an advisor to BCM since January 2015, and starting in June 2018, has served as General Counsel and consultant to BCM. In August 2020, he became a member of BCM. As a member, Mr. Whang provides legal and strategic advice to BCM on cross-border transactional matters. Since December 2020, Mr Whang has also served as General Counsel of Minetta Brook Capital LLC, a boutique financial advisory firm that also serves as general partner to investment vehicles. From April 2019 through July 2023, Mr. Whang also served as General Counsel to ELA Partners (an affiliate of Stonehaven, a global capital raising fintech platform), which specializes in capital raising for selective alternative investment opportunities globally. From May 2016 to May 2018, Mr. Whang was Partner at the law firm of Greenspoon Marder (“GM”). Mr. Whang was also Partner (having joined as an associate) at the law firm of Jacob, Medinger & Finnegan, LLP (“JMF”) from July 1992 until May 2016, when JMF merged with GM. From 1990 to 1992, Mr. Whang was an associate attorney with Cadwalader Wickersham & Taft. During his career as an attorney, Mr. Whang represented major international companies in product liability litigation and regulatory risk management domestically and internationally (Europe and Korea). His language capabilities include Korean, Spanish, French and Japanese (conversational). Mr. Whang earned a BA in Government from Dartmouth College in 1986, a JD from Cornell Law School in 1989, and an LLM in International and Comparative Law (with Distinction) from Georgetown Law Center in 1990. We believe Mr. Whang is well qualified to serve as a director because of his varied and extensive legal experience.

Dr. Radclyffe L. Roberts has been a director at the Company since February 2023. Dr. Roberts has served as Director of Corporate Relations for the University of Washington since January 2015, where he is responsible for starting and growing partnerships between University of Washington health sciences researchers and life science companies, including pharma, biopharma, and medical device companies. Since September 2018, he has served as Co-chair for the Life Sciences Committee for Keiretsu Northwest, an investor network, where he runs the group that screens early-stage companies and helps them prepare for the Keiretsu investor forums. Since January 2015, Dr. Roberts has been a consultant to Elysium Holdings, working on a National Science Foundation contract to train Industrial Liaison Officers at National Science Foundation-funded Engineering Research Centers around the United States. Dr. Roberts earned a B.S. at Stanford University in 1990, a Ph.D. in Biology, focusing on genetics and biochemistry, at the Massachusetts Institute of Technology in 1997, and conducted post-doctoral work at the University of Washington. We believe that Dr. Roberts is qualified to serve as a member of our board because of his significant experience advising and evaluating early-stage life science companies, including therapeutics companies, as well as building partnerships with pharma and other large companies.

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

Number and Terms of Office of Officers and Directors

We have six directors and two officers. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of our initial directors will expire at our first annual meeting of stockholders.

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

Audit Committee

We have establish an audit committee of the board of directors. Dr. Chung and Mr. Park serve as members of our audit committee, and Dr. Chung is the chair of the audit committee. Mr. Euh was a member until June 21, 2023, the effective date of his resignation. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Dr. Chung and Mr. Park meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Following Mr. Euh’s notice of resignation, the Company notified the Listing Qualifications Department of Nasdaq on June 27, 2023 that the Company is not currently in compliance with Nasdaq Listing Rule 5605(c)(2)(A) (the “Listing Rule”), but that it intends to regain compliance within the cure period provided by section (c)(4)(B) of the Listing Rule.

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

During 2023, our Sponsor has transferred 20,000 founder shares to each of Drs. Chung, Reed and Roberts and Mssrs. Euh and Park for their board service and Mr. Yoo for his service as chief financial officer. Our Sponsor additionally transferred 20,000 private placement warrants to each of Dr. Reed for his service as chairman of the board of directors, Dr. Chung for his service as chair of the audit committee, and Mr. Yoo for his service as chief financial officer.

Clawback Policy

On November 15, 2023, the Board adopted an Incentive-Based Compensation Recovery Policy (the “Clawback Policy”) in order to comply with Section 10D of the Exchange Act, Rule 10D-1 of the Exchange Act and the listing standards adopted by the Nasdaq Stock Market. The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers (as defined in the Clawback Policy) of the Company in the event that the Company is required to prepare an accounting restatement. The Clawback Policy is included as an exhibit to this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 10, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors that beneficially owns shares of our common stock; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 5,622,954 shares of our common stock (including an aggregate of 430,000 placement shares) issued and outstanding as of April 10, 2024.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of any shares of common stock issuable upon conversion of rights or exercise of warrants as these rights are not convertible and these warrants are not exercisable within 60 days of the date of the filing of this Annual Report on Form 10-K.

Name and Address of Beneficial Owner(1)
	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Bellevue Global Life Sciences Investors LLC(2) (3)	1,320,500	23.5%
Kuk Hyoun Hwang(2(3)	1,320,500	23.5%
BCM Europe(3)	680,000	12.1%
David J. Yoo(4)	20,000	*
Jun Chul Whang(5)	—	*
Steven G. Reed(4)	20,000	*
Radclyffe L. Roberts(4)	20,000	*
In Chul Chung(4)	20,000	*
Jin Whan Park(4)	20,000	*
All executive officers and directors as a group (8 individuals)	1,420,500	25.3%

*	Less than one percent.
(1)	The business address of each of these entities and individuals is at 10900 NE 4th Street, Suite 2300, Bellevue, WA 98036.
(2)

Interests consists of (i) 1,725,000 founder shares, (ii) the transfer of 34,500 shares to Chardan, (iii) 430,000 placement shares (but excludes any shares issuable upon exercise of the placement warrants or upon conversion of the placement rights) held of record by our Sponsor, (iv) the transfer of 310,000 Units and 3700,000 shares to BCM Europe, and (v) the transfer of 120,000 shares by our Sponsor to our Mr. Yoo and our directors. Mr. Hwang, our Chief Executive Officer and a Director, is the founder and managing partner of Bellevue Capital Management LLC, the general partner of our Sponsor, and has voting and dispositive power over the shares.

(3)

The promissory note between our Sponsor and BCM Europe is convertible into (i) 310,000 Units identical to the Private Placement Units held by our Sponsor, (ii) 370,000 founder shares held by our Sponsor, and (iii) 60,000 warrants held by our Sponsor at the election of either our Sponsor or BCM Europe on or after the commencement of the Company’s IPO (which will not result in any additional dilution or issuance of additional Units, shares of common stock or warrants by the Company). BCM Europe is a wholly-owned subsidiary of Bellevue Capital Management LLC.

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

On July 30, 2020, we issued an aggregate of 1,437,500 founder shares to our Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.017 per share. On April 25, 2022, we executed a stock split, resulting in an aggregate of 1,725,000 founder shares held by our Sponsor (of which up to 225,000 shares were subject to forfeiture in the event the underwriter’s Over-Allotment Option was not exercised in full). At the closing of our IPO, our Sponsor transferred 20,000 founder shares to each of our directors and 20,000 placement warrants each to our directors who are serving as our Chairman of the Board of Directors and the chair of our audit committee. On March 23, 2023, our Sponsor also transferred 20,000 founder shares and 20,000 placement warrants to Mr. Yoo for his service as Chief Financial Officer.

Our Sponsor purchased an aggregate of 430,000 Private Placement Units at a price of $10.00 per unit, for an aggregate purchase price of $4,300,000, at the closing of our IPO. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the founder shares or placement shares, and the placement warrants and placement rights will expire worthless if we do not consummate a business combination within not consummate a business combination on or prior to the time provided in the Company’s Charter (as subject to extension).

On March 31, 2022, our Sponsor entered into a promissory note with BCM Europe in the principal amount of $3,400,000 with a maturity date of December 9, 2023 (the “BCM Europe Note”). The proceeds of the BCM Europe Note were used to fund our Sponsor’s purchase of the Private Placement Units. The BCM Europe Note is convertible at the election of either our Sponsor or BCM Europe into (i) 310,000 Units identical to the Private Placement Units held by our Sponsor, (ii) 370,000 founder shares held by our Sponsor, and (iii) 60,000 warrants held by our Sponsor. The BCM Europe Note was amended on March 27, 2024 to extend the maturity date to the earlier of (i) December 31, 2024 or (ii) the date on which the Company consummates a Business Combination. Additionally, on February 2, 2023, our Sponsor entered into a promissory note with BCM Europe in the principal amount of $2,000,000 with a maturity date of February 2, 2024 (the “BCM Europe Note 2023”). The proceeds of the BCM Europe Note 2023 will be used, if necessary, to fund expenses in connection with our initial business combination. The BCM Europe Note 2023 is not convertible into any BLAC securities held by our Sponsor. The BCM Europe Note 2023 was amended on April 12, 2024 to extend the maturity date to the earlier of (i) December 31, 2024 or (ii) the date on which the Company consummates a Business Combination. As of the date of the filing of this Annual Report on Form 10-K, the outstanding balance of the BCM Europe Note and the BCM Europe Note 2023 is $4,700,000.

Our Sponsor had loaned to us $1,200,000 under promissory notes which was used to pay a portion of the expenses of our IPO. These loans were non-interest bearing, unsecured and were due at the earlier of November 29, 2023 or the closing of our IPO. At the closing of our IPO, the promissory notes were deemed to be repaid and settled in connection with the private placement.

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

Commencing on the date of our prospectus issued in connection with our IPO, we have agreed to pay BCM, an affiliate of members of our Sponsor, a total of $7,500 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

The holders of the founder shares, equity participation shares, placement units, and units that may be issued upon conversion of working capital loans (and in each case holders of their component securities, as applicable) have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement signed in connection with our IPO. These holders will be entitled to make up to two demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. Chardan may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement and may not exercise its demand rights on more than one occasion.

Promissory Notes

On June 23, 2023, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $200,000 to the Sponsor to fund working capital requirements. The Note is non-interest bearing and is payable in full on the earlier of: (i) December 31, 2024 or (ii) the date on which the Company consummates a Business Combination. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. At the Sponsor’s discretion, the principal balance of the Note may be converted at any time prior to the consummation of a Business Combination into Units identical to the Private Placement Units at a price of $10.00 per Unit. The Company repaid the promissory note on December 4, 2023.

On November 13, 2023, the Company issued an unsecured promissory note (the “BCM Note”) in the principal amount of $180,000 to BCM to fund the payment to extend the date to consummate an initial business combination to February 14, 2023. The BCM Note is non-interest bearing and is payable in full on the earlier of: (i) December 31, 2024 or (ii) the date on which the Company consummates a Business Combination. In the event that the Company does not consummate a business combination, the BCM Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. The Company repaid the BCM Note on December 4, 2023.

On February 9, 2024, the Company issued an unsecured promissory note (the “JCW Promissory Note”) in the principal amount of $75,000 to Jun Chul Whang, a member of the Company’s Board of Directors. The JCW Promissory Note is not interest bearing and is payable in full on the earlier of: (i) August 9, 2024 or (ii) the date on which the Company consummates an initial business combination (the “JCW Maturity Date”). In the event that the

Company does not consummate a business combination on or prior to the time provided in the Company’s Charter (as subject to extension), Mr. Whang agrees to forgive the principal balance of the JCW Promissory Note, except to the extent of any funds remaining outside of the Company’s Trust Account, if any. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the JCW Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy action.

On March 8, 2024, the Company issued an unsecured promissory note (the “JP Promissory Note”) in the principal amount of $60,000 to Josh Pan, a member of Bellevue Capital Management LLC. The JP Promissory Note is not interest bearing and is payable in full on the earlier of: (i) August 8, 2024 or (ii) the date on which the Company consummates an initial business combination (the “JP Maturity Date”). In the event that the Company does not consummate a business combination on or prior to the time provided in the Company’s Charter (as subject to extension), Mr. Pan agrees to forgive the principal balance of the Promissory Note, except to the extent of any funds remaining outside of the Company’s Trust Account, if any. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the JP Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy action.

On April 8, 2024, the Company issued an unsecured promissory note (the “April Sponsor Note”) in the principal amount of $1,200,000 to Sponsor for its receipt of $1,200,000 to fund working capital and other expenses of the Company. The April Sponsor Note is non-interest bearing and is payable in full on the earlier of (i) December 31, 2024 or (ii) the date on which the Company consummates a Business Combination. In the event that the Company does not consummate a Business Combination, the April Sponsor Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view and a majority of our disinterested independent directors approve such business combination. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers, directors or any affiliate of our Sponsor, officers, directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers, directors or our or their affiliates, none of which will be made from the proceeds of our IPO held in the Trust Account prior to the completion of our initial business combination:

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

Our audit committee has reviewed all payments that were made to our Sponsor, officers, directors, advisors or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Drs. Reed, Roberts and Chung and Mr. Park is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our board of directors also determined that Mr. Euh, who resigned from the Board effective June 21, 2023, was independent. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our financial statements and other required filings with the SEC for the fiscal year ended December 31, 2023 totaled approximately $152,880. The aggregate fees of Withum for professional services rendered for the audit of our financial statements and other required filings with the SEC for the fiscal year ended December 31, 2022 totaled approximately $52,000. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under

“Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the fiscal years ended December 31, 2023 and December 31, 2022, we did not pay Withum any audit-related fees.

Tax Fees. We did not pay Withum for tax services, planning or advice for the fiscal years ended December 31, 2023 and December 31, 2022.

All Other Fees. We did not pay Withum for any other services for the fiscal years ended December 31, 2023 and December 31, 2022.

Pre-Approval Policy

The audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedule: Not applicable.

3.	Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit	Description

2.1	Business Combination Agreement, dated as of November 16, 2023, between Bellevue Life Sciences Acquisition Corp. and OSR Holdings Co., Ltd. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on November 16, 2023)

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 15, 2023)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bellevue Life Sciences Acquisition Corp. dated as of November 9, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (file No. 001-41390) filed with the SEC on November 15, 2023)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bellevue Life Sciences Acquisition Corp. dated as of February 9, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (file No. 001-41390) filed with the SEC on February 13, 2024)

3.4	By-Laws (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on May 10, 2022)

4.1	Specimen Unit Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on October 7, 2022)

4.2	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on April 29, 2022)

4.3	Specimen Warrant Certificate (Incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on May 13, 2022)

4.4	Warrant Agreement, dated February 9, 2023, between Continental Stock Transfer & Trust Company and the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 15, 2023)

4.5	Specimen Rights Certificate (Incorporated by reference to Exhibit 4.5 to Amendment No. 3 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on October 7, 2022)

4.6	Rights Agreement, dated February 9, 2023, between Continental Stock Transfer & Trust Company and the Registrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 15, 2023)

4.7	Description of Securities (Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K (File No. 001-41390) filed with the SEC on March 31, 2023)

10.1	Form of Letter Agreement among the Registrant and our officers, directors, Chardan Capital Markets, LLC and Bellevue Global Life Sciences Investors LLC (Incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on October 7, 2022)

10.2	Investment Management Trust Agreement, dated February 7, 2023, between Continental Stock Transfer & Trust Company and the Registrant (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 15, 2023)

10.3	Registration Rights Agreement, dated February 9, 2023, between the Registrant and certain security holders (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 15, 2023)

10.4	Amended and Restated Securities Subscription Agreement, dated April 22, 2022, between the Registrant and Bellevue Global Life Sciences Investors LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on April 29, 2022)

10.5	Amended and Restated Placement Unit Purchase Agreement, dated February 9, 2023 between the Registrant and Bellevue Global Life Sciences Investors LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 15, 2023)

10.6	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on April 29, 2022)

10.7	Amended and Restated Administrative Support Agreement, dated February 9, 2023, by and between the Registrant and Bellevue Capital Management LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 15, 2023)

10.8	Form of Letter Agreement regarding Sponsor Indemnification (Incorporated by reference to Exhibit 10.8 to Amendment No. 5 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on January 20, 2023)

10.9	Stock Escrow Agreement, dated February 9, 2023, by and among Bellevue Life Sciences Acquisition Corp., Continental Stock Transfer & Trust Company, and Bellevue Global Life Sciences Investors, LLC (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 15, 2023)

10.10	Promissory Note, dated June 23, 2023, issued by Bellevue Life Sciences Acquisition Corp. to Bellevue Global Life Sciences Investors LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on June 28, 2023)

10.11	Amendment No. 1 to the Investment Management Trust Agreement, dated as of November 10, 2023, by and between Bellevue Life Sciences Acquisition Corp. and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on November 15, 2023)

10.12	Form of Participating Stockholder Joinder Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on November 16, 2023)

10.13	Form of Non-Participating Stockholder Joinder Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on November 16, 2023)

10.14	Promissory Note, dated November 13, 2023, issued by Bellevue Life Sciences Acquisition Corp. to Bellevue Capital Management LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on November 16, 2023)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on April 29, 2022)

21.1	Subsidiaries of the Company*

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

97.1	Incentive-Based Compensation Recovery Policy (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on November 16, 2023)

99.1	Audit Committee Charter (Incorporated by reference to Exhibit 99.1 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on April 29, 2022)

99.2	Compensation Committee Charter (Incorporated by reference to Exhibit 99.2 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on April 29, 2022)

101.INS	XBRL Instance Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

*	Filed herewith.
**	Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.

By:	/s/ Kuk Hyoun Hwang
Name:	Kuk Hyoun Hwang
Title:	Chief Executive Officer

Date:	April 17, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Kuk Hyoun Hwang	Chief Executive Officer and Director	April 17, 2024
Kuk Hyoun Hwang	(Principal Executive Officer)

/s/ David J. Yoo	Chief Financial Officer	April 17, 2024
David J. Yoo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Steven G. Reed	Chairman of the Board	April 17, 2024
Steven G. Reed

/s/ Jun Chul Whang	Director	April 17, 2024
Jun Chul Whang

/s/ Radclyffe L. Roberts	Director	April 17, 2024
Radclyffe L. Roberts

/s/ In Chul Chung	Director	April 17, 2024
In Chul Chung

/s/ Jin Whan Park	Director	April 17, 2024
Jin Whan Park

BELLEVUE LIFE SCIENCES ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Bellevue Life Sciences Acquisition Corp.:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Bellevue Life Sciences Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholder’s deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Emphasis of a Matter
As discussed in Note 1 to the financial statements, the Company withdrew $561,957 of interest income earned in the Trust Account for payment of the Company’s franchise tax and income tax liabilities as permitted by the terms of the Trust Agreement governing the Trust Account. Through December 31, 2023, the Company did not use such funds to pay its tax obligations and instead deposited the funds in the Company’s unrestricted general account and they were used for the payment of general operating expenses. In consultation with counsel and the Company’s Audit Committee, management determined that this use of funds was not in accordance with the Trust Agreement.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 14, 2024, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor
since
2020.
New York, New York
April 1
7
, 2024
PCAOB Number 100

F-
3

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$15,419	$124,501
Prepaid expenses	7,208	—

Total current assets	22,627	124,501
Deferred offering costs	—	1,101,353
Investments held in Trust Account	36,605,106	—

Total Assets	$36,627,733	$1,225,854

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,081,753	$34,000
Income taxes payable	524,562	—
Excise tax payable	359,957	—
Accrued offering costs	—	12,362
Notes payable - related party	—	1,200,000
Due to affiliate	72,000	17,000

Total current liabilities	2,038,272	1,263,362
Deferred underwriting commissions	2,070,000	—

Total liabilities	4,108,272	1,263,362

Commitments and Contingencies
Common stock subject to possible redemption, 3,467,954 shares issued and outstanding at redemption value of $10.50 per share and 0 shares issued and outstanding at December 31, 2023 and 2022, respectively	36,426,253	—

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2023 and 2022	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,155,000 issued and outstanding (excluding 3,467,954 shares subject to possible redemption) and 1,725,000 issued and outstanding at December 31, 2023 and 2022, respectively	216	173
Additional paid-in capital	—	24,827
Accumulated deficit	(3,907,008)	(62,508)

Total stockholders’ deficit	(3,906,792)	(37,508)

Total Liabilities and Stockholders’ Deficit	$36,627,733	$1,225,854

The accompanying notes are an integral part of the financial statements.

F-
4

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2023	2022
EXPENSES
General and administrative expenses	$1,830,700	$35,388

Loss from operations	(1,830,700)	(35,388)

Other income:
Interest earned on investments held in the Trust Account	2,775,291	—

Total other income	2,775,291	—

Income (loss) before provision for income taxes	944,591	(35,388)
Provision for income taxes	(540,811)	—

NET INCOME (LOSS)	$403,780	$(35,388)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	7,688,260	1,500,000

Diluted	7,719,699	1,500,000

NET INCOME (LOSS) PER SHARE
Basic	$0.05	$(0.01)

Diluted	$0.05	$(0.01)

The accompanying notes are an integral part of the financial statements.

F-
5

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2021	1,725,000	$173	$24,827	$(27,120)	$(2,120)
Net loss	—	—	—	(35,388)	(35,388)

Balance, December 31, 2022	1,725,000	$173	$24,827	$(62,508)	$(37,508)
Sale of 430,000 Private Placement Units	430,000	43	4,299,957	—	4,300,000
Fair value of warrants and rights included in the Units sold in the Initial Public Offering and in the exercise of the over-allotment	—	—	1,236,527	—	1,236,527
Accretion of common stock to possible redemption value	—	—	(5,561,311)	(3,888,323)	(9,449,634)

Net income	—	—	—	403,780	403,780
Excise tax payable attributable to redemption of common stock	—	—	—	(359,957)	(359,957)

Balance, December 31, 2023	2,155,000	$216	$—	$(3,907,008)	$(3,906,792)

The accompanying notes are an integral part of the financial statements.

F-
6

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$403,780	$(35,388)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in the Trust Account	(2,775,291)	—
Changes in operating assets and liabilities:
Prepaid expenses	(7,208)	—
Accounts payable and accrued expenses	1,035,391	31,153
Income taxes payable	524,562	—

Net cash flows used in operating activities	(818,766)	(4,235)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account for payment to redeeming stockholders	35,995,728
Investment of cash in Trust Account	(180,000)	—
Cash deposited in Trust Account	(70,207,500)	—
Withdrawal of interest from Trust Account	561,957	—

Net cash flows used in investing activities	(33,829,815)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(35,995,728)	—
Proceeds from Initial Public Offering, net of underwriters’ fees	59,670,000	—
Proceeds from over-allotment option	9,157,500	—
Proceeds from private placement	4,300,000	—
Payment of offering costs	(1,447,273)	(683,021)
Proceeds from note payable - Sponsor	—	800,000
Repayments to note payable - Sponsor	(1,200,000)	—
Proceeds from affiliate	395,000	17,000
Repayments to affiliate	(340,000)	(10,000)

Net cash flows provided by financing activities	34,539,499	123,979

NET CHANGE IN CASH	(109,082)	119,744
CASH, BEGINNING OF PERIOD	124,501	4,757

CASH, END OF PERIOD	$15,419	$124,501

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Income taxes	$16,249	$—

Supplemental disclosure of noncash investing and financing activities
Excise tax payable	$359,957	$—

Deferred underwriters’ discount payable charged to additional paid-in capital	$2,070,000	$—

Deferred offering costs included in accrued offering costs	$—	$12,362

The accompanying notes are an integral part of the financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
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
As of December 31, 2023, the Company had not commenced any operations. All activity since inception relates to the Company’s formation and the initial public offering (“Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

The Company will provide its holders of the outstanding shares of its Common Stock sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares (as described in Note 1) for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.175 per Public Share plus any pro rata interest then in the Trust Account, net of taxes payable). The per share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the closing of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) have agreed to vote its Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination.
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

Pursuant to the Amended and Restated Certificate of Incorporation, if the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly and as reasonably possible, but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
Extension of Termination Date and Redemptions from the Trust Account
On November 9, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an extension of the date by which the Company must consummate a business combination from November 14, 2023 to February 14, 2024 and approved a proposal to give the Board of Directors the authority in its discretion to amend the Charter to extend the date by which the Company must consummate a business combination from the First Extended Date to May 14, 2024. In connection with the Special Meeting, 3,432,046 shares of common stock of the Company were tendered for redemption at a redemption price of approximately $10.49 per share for an aggregate redemption amount of $35,995,728, leaving $36,372,335 in the Trust Account immediately after the redemptions and a tax withdrawal by the Company of $561,957. Additionally, the Company deposited $180,000 into the Trust Account on November 13, 2023 in connection with the extension of the date by which the Company must consummate a business combination from November 14, 2023 to February 14, 2024.
Franchise and Income Tax Withdrawal
In November 2023, the Company withdrew $561,957 of interest income earned in the Trust Account for payment of the Company’s franchise tax and income tax liabilities as permitted by the terms of the Trust Agreement governing the Trust Account. Through December 31, 2023, the Company did not use such funds to pay its tax obligations (which were not yet due and payable) and instead deposited the funds in the Company’s unrestricted general account and they were used for the payment of general operating expenses. In consultation with counsel and the Company’s Audit Committee, management determined that this use of funds was not in accordance with the Trust Agreement. As of December 31, 2023, the Company’s obligations for franchise and income tax purposes remain payable.
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
Liquidity and Going Concern
As of December 31, 2023, the Company had $15,419 in its operating bank account and a working capital deficit of $2,015,645. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from related party and from the issuance of common stock. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity was satisfied through the net proceeds from the consummation of the Initial Public Offering, the proceeds from the Private Placement held outside of the Trust Account.
Based on the foregoing and the limited amount of working capital that the Company received into the operating account from the Private Placement and issuances of promissory notes, management believes that the Company will not have sufficient working capital to meet its working capital needs through the earlier of the consummation of an Initial Business Combination or fifteen months from the Initial Public Offering. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Over this time period, the Company will be using the remaining funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination. Further needs for operating capital beyond the Company’s current operating cash balance may need to be funded through loans from the Company’s Sponsor. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
If the Company is unable to complete a Business Combination by May 14, 2024 (subject to extension by approval of the Company’s stockholders), the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution combined with uncertainty as to whether the Company has sufficient liquidity to fund operations through the liquidation date or thereafter should a deferral occur raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a business combination.
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
NOTE 2–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statements and the reported amounts of expenses during the reporting periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $15,419 and $124,501 in cash held in its operating account as of December 31, 2023 and 2022, respectively. The Company had no cash equivalents as of December 31, 2023 and 2022.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the financial statements, primarily due to their short-term nature.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets. The fair values of cash, prepaid expenses, accrued offering costs and expenses, and amounts due to related parties are estimated to approximate the carrying values as of December 31, 2023 due to the short maturities of such instruments.
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
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock sold in the Initial Public Offering and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and

2022, 3,467,954 and 0 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to difference between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of December 31,
2023 and
2022.
A summary of the Company’s current and deferred tax provision is as follows:

Year ended December 31, 2023
Income tax expense:
Federal	$540,811
State	—

Total income tax expense	$540,811

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

Year ended December 31, 2023
Income tax expense:
Provision/(Benefit) at Statutory Rate	21.0%
State Tax Provision/(Benefit) net of federal benefit	0.0%
Change in FV of Warrants	0.0%
Change in valuation	0.0%
Other	0.0%

Total income tax expense	21.0%

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment interest and penalties for the year ended December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
NOTE 4–RELATED PARTY TRANSACTIONS
Founder Shares
On July 30, 2020, the Sponsor purchased 1,437,500 shares of the Company’s Common Stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.017 per share. On April 25, 2022, the Company executed a
1.2-for-one
stock split, resulting in an aggregate of 1,725,000 Founder Shares held by the Company’s sponsor, of which up to 225,000 Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part.
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

Promissory Notes
The Sponsor has advanced funds to the Company for the payment of expenses incurred in connection with the Initial Public Offering, which amount is evidenced by non
-
interest
-
bearing promissory notes in the aggregate principal amount of $1,200,000. The promissory notes were due at the earlier of November 29, 2023 or upon the closing of the Initial Public Offering. These notes were discharged and cancelled in connection with the private placement that closed simultaneously with the Initial Public Offering.
On June 23, 2023, the Sponsor loaned to the Company $200,000 to fund working capital requirements and in exchange therefor the Company issued to the Sponsor an unsecured promissory note in the principal amount of $200,000. This note is non-interest
-
bearing and is payable in full on the earlier of: (i) December 31, 2024 or (ii) the date on which the Company consummates an initial business combination (the “Business Combination”). In the event that the Company does not consummate a business combination, the note will be repaid only from amounts remaining outside of the Company’s trust account, if any. At the Sponsor’s discretion, the principal balance of the note may be converted at any time prior to the consummation of the Business Combination into units identical to the private placement units at a price of $10.00 per Unit. As of December 31, 2023, the outstanding balance of this note was $0.
On November 13, 2023,
Bellevue Capital Management LLC (“
BCM
”)
loaned to the Company $180,000 and in exchange therefor the Company issued to BCM an unsecured promissory note in the principal amount of $180,000. The proceeds of this loan were used to fund the payment to extend the Termination Date by which the Company must consummate an initial business combination to February 14, 2024. The note is non-interest
bearing and is payable in full on the earlier of: (i) December 31, 2024 or (ii) the date on which the Company consummates the Business Combination. In the even
t
that the Company does not consummate the Business Combination, this note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. As of December 31, 2023, the outstanding balance of this note was $0.
Working Capital Loans
In addition to the loans described above, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Loans made by Chardan or any of its related persons, if any, will not be convertible into any of the Company’s securities, and Chardan and its related persons will have no recourse with respect to their ability to convert their loans into any of the Company’s securities. As of December 31,
2023 and
2022, no
Working Capital Loans were outstanding.
Administrative Support Agreement
Beginning on March 1, 2023, the Company agreed to pay BCM, an affiliate of members of the Sponsor, a total of $7,500 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the years ended December 31, 2023 and December 31, 2022, the Company incurred $90,000 and $75,000, respectively, of administrative support fees which are included in general and administrative expenses in the accompanying statements of operations. As of December 31, 2023, the outstanding balance was $15,000 recorded as due to affiliate.
Due to Affiliate

On August 17, 2021, the Sponsor agreed to advance the Company up to $10,000. On February 17, 2022, the Company repaid $10,000 to the Sponsor. On April 28, 2022, the Sponsor agreed to advance the Company up to an additional $10,000. On April 29, 2022, the Sponsor agreed to advance an additional $7,000. These advances are due on demand and are non-interest
-
bearing. During the year ended December 31, 2023, the Sponsor advanced $180,000 of funds to the Company and Company repaid $140,000. Beginning on March 1, 2023, the Company agreed to pay an affiliate of members of the Sponsor a total of $7,500 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
The outstanding balance was $57,000 and $17,000 as of December 31, 2023 and December 31, 2022, respectively
, recorded as due to affiliate
.

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
Excise Tax
The Inflation Reduction Act (“IR Act”) of 2022 imposes a 1% Excise Tax on the repurchase of corporate stock by a publicly traded U.S. corporation following December 31, 2022. For purposes of the Excise Tax, a repurchase will generally include redemptions, corporate buybacks and other transactions in which the corporation acquires its stock from a shareholder in exchange for cash or property, subject to exceptions for de minimis transactions and certain reorganizations.

As a result, subject to certain rules, the Excise Tax will apply to any redemption by a U.S.-domiciled special purpose acquisition company (“SPAC”) taking place after December 31, 2022, including redemptions (i) by shareholders in connection with the SPAC’s Initial Business Combination or a proxy vote to extend the lifespan of the SPAC, (ii) by SPACs if the SPAC does not complete a de-SPAC
transaction within the required time set forth in its constituent documents, or (iii) in connection with the wind-up
and liquidation of the SPAC. The financial responsibility for such Excise Tax resides with the Company and the Sponsor. This amount of 1% has been included in these financial statements.
At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s fiscal 2023 income tax provision as there were redemptions by the public stockholders in November 2023; as a result, the Company recorded $359,957 excise tax liability as of December 31, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.
Risks and Uncertainties
United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.
The excise tax included in the Inflation Reduction Act of 2022 may decrease the value of the Company’s securities following its initial business combination, hinder its ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.
NOTE 6–COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The following is a reconciliation of the Company’s common stock subject to possible redemption as of December 31, 2023:

Common Stock Subject to Possible Redemption
Gross proceeds from Initial Public Offering	$69,000,000
Less: Proceeds allocated to public warrants and rights	(1,236,527)
Offering costs allocated to common stock subject to possible redemption	(4,791,126)
Less: Redemption of common stock in connection with Trust extension	(35,995,728)
Plus: Accretion on common stock subject to possible redemption	9,449,634

Balance, December 31, 2023	$36,426,253

NOTE 7–STOCKHOLDERS’ DEFICIT
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.
Common Stock
Pursuant to the Amended and Restated Certificate of Incorporation, the Company is authorized to issue 100,000,000 shares of Common Stock, $0.0001 par value.
As of December 31, 2022, there were 1,725,000 shares of Common Stock outstanding. Of the 1,725,000 shares of Common Stock, an aggregate of up to 225,000 shares was subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of 430,000 shares. On February 21, 2023, the underwriters fully exercised their over-allotment option and the 225,000 Founder Shares are no longer subject to forfeiture. As of December 31, 2023, there were 2,155,000 shares of Common Stock outstanding, excluding 3,467,954 shares of common stock subject to possible redemption that are reflected in temporary equity in the balance sheet
s
.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders.
Warrants
As of December 31, 2023 and 2022, there were 7,330,000 and no Warrants outstanding, respectively. The Warrants that are a part of the Units (the “Warrants”) may be exercised at a price of $11.50 per share, subject to adjustment as described in this prospectus. The Public Warrants will become exercisable on 30 days after the completion of a Business Combination.
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
into common stock basis.
NOTE 8 - FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets that are measured at fair value on December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$36,605,106	$36,605,106	$—	$—

There were no transfers between Levels 1, 2 and 3 during the year ended December 31, 2023.
NOTE 9–SUBSEQUENT EVENTS
The Company evaluated subsequent events to determine if events or transactions occurred after the balance sheet date up to the date the financial statements were
issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than the following:

•
On February 9, 2024, the Company issued an unsecured promissory note (the “JCW Promissory Note”) in the principal amount of $75,000 to Jun Chul Whang, a member of the Company’s Board of Directors. The JCW Promissory Note is not interest bearing and is payable in full on the earlier of: (i) August 9, 2024 or (ii) the date on which the Company consummates an initial business combination (the “JCW Maturity Date”). In the event that the Company does not consummate a business combination on or prior to the time provided in the Company’s Amended and Restated Certificate of Incorporation (as subject to extension), Mr. Whang agrees to forgive the principal balance of the JCW Promissory Note, except to the extent of any funds remaining outside of the Company’s trust account, if any. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the JCW Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy action.

•
On February 9, 2024, $60,000 was deposited in the
Trust Account
in connection with the extension of the date by which the Company must consummate a business combination from February 14, 2024 to March 14, 2024.

•	On March 8, 2024, the Company issued an unsecured promissory note (the “JP Promissory Note”) in the principal amount of $60,000 to Josh Pan, a member of Bellevue Capital Management LLC. The JP

Promissory Note is not interest bearing and is payable in full on the earlier of: (i) August 8, 2024 or (ii) the date on which the Company consummates an initial business combination (the “JP Maturity Date”). In the event that the Company does not consummate a business combination on or prior to the time provided in the Company’s Amended and Restated Certificate of Incorporation (as subject to extension), Mr. Pan agrees to forgive the principal balance of the Promissory Note, except to the extent of any funds remaining outside of the Company’s
Trust Account
, if any. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the JP Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy action.

•
On March 12, 2024, $60,000 was deposited in the
Trust Account
in connection with the extension of the date by which the Company must consummate a business combination from March 14, 2024 to April 15, 2024.

•
On April 8, 2024, the Company issued an unsecured promissory note (the “April Sponsor Note”) in the principal amount of $1,200,000 to Sponsor for its receipt of $1,200,000 to fund working capital and other expenses of the Company. The April Sponsor Note is non-interest
bearing and is payable in full on the earlier of (i) December 31, 2024 or (ii) the date on which the Company consummates a Business Combination. In the event that the Company does not consummate a Business Combination, the April Sponsor Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any.

•	On April 9 2024, $60,000 was deposited in the Trust Account in connection with the extension of the date by which the Company must consummate a business combination from April 15, 2024 to May14, 2024 .

•
In connection with the November 2023 withdrawal of $561,957 of interest income earned in the Trust Account for payment of the Company’s franchise tax and income tax liabilities as permitted by the terms of the Trust Agreement governing the Trust Account, as of April 16, 2024, the funds have been replaced in full by funds loaned to the Company from the Company’s Sponsor and the Company has paid its fedral tax obligations on time.