Form 10-Q
period 2024-03-31
Bellevue Life Sciences Acquisition Corp.
filed 2024-05-15
CIK 1840425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2024
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
BELLEVUE LIFE
SCIENCES
ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash	$3,637	$15,419
Prepaid expenses	64,543	7,208

Total current assets	68,180	22,627
Investments held in Trust Account	37,205,930	36,605,106

Total Assets	$37,274,110	$36,627,733

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,548,087	$1,081,753
Income taxes payable	615,035	524,562
Excise tax payable	359,957	359,957
Notes payable - related party	135,000	—
Due to affiliate	87,000	72,000

Total current liabilities	2,745,079	2,038,272
Deferred underwriting commissions	2,070,000	2,070,000

Total liabilities	4,815,079	4,108,272

Commitments and Contingencies
Common stock subject to possible redemption, 3,467,954 shares issued and outstanding at redemption value of $10.60 per share and 3,467,954 shares issued and outstanding at redemption value of $10.50 per share at March 31, 2024 and December 31, 2023, respectively	36,766,604	36,426,253
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,155,000 issued and outstanding (excluding 3,467,954 shares subject to possible redemption) at March 31, 2024 and December 31, 2023	216	216
Additional paid-in capital	—	—
Accumulated deficit	(4,307,789)	(3,907,008)

Total stockholders’ deficit	(4,307,573)	(3,906,792)

Total Liabilities and Stockholders’ Deficit	$37,274,110	$36,627,733

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
	2024	2023
EXPENSES
General and administrative expenses	$450,781	$278,102

Loss from operations	(450,781)	(278,102)

Other income:
Interest earned on investments held in the Trust Account	480,824	417,728

Total other income	480,824	417,728

Income before provision for income taxes	30,043	139,626
Provision for income taxes	(90,473)	(29,321)

NET INCOME (LOSS)	$(60,430)	$110,305

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	5,622,954	5,231,461

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.01)	$0.02

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2024 and 2023
(UNAUDITED)

					Total Stockholders’ Deficit
	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount
Balance, December 31, 2023	2,155,000	$216	$—	$(3,907,008)	$(3,906,792)
Accretion of common stock to redemption value	—	—	—	(340,351)	(340,351)
Net loss	—	—	—	(60,430)	(60,430)

Balance, March 31, 2024 (unaudited)	2,155,000	$216	$—	$(4,307,789)	$(4,307,573)

					Total Stockholders’ Deficit
	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount
Balance, December 31, 2022	1,725,000	$173	$24,827	$(62,508)	$(37,508)
Sale of 430,000 Private Placement Units	430,000	43	4,299,957	—	4,300,000
Fair value of warrants and rights included in the Units sold in the Initial Public Offering and in the exercise of the over-allotment	—	—	1,236,527	—	1,236,527
Accretion of common stock to redemption value	—	—	(5,561,311)	(1,878,249)	(7,439,560)
Net income	—	—	—	110,305	110,305

Balance, March 31, 2023 (unaudited)	2,155,000	$216	$—	$(1,830,452)	$(1,830,236)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(60,430)	$110,305
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in the Trust Account	(480,824)	(417,728)
Changes in operating assets and liabilities:
Prepaid expenses	(57,335)	(81,073)
Accounts payable and accrued expenses	466,334	340,070
Income taxes payable	90,473	—

Net cash flows used in operating activities	(41,782)	(48,426)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited in Trust Account	(120,000)	(70,207,500)

Net cash flows used in investing activities	(120,000)	(70,207,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Initial Public Offering, net of underwriters’ fees	—	59,670,000
Proceeds from over-allotment option	—	9,157,500
Proceeds from private placement	—	4,300,000
Proceeds from note payable - related party	135,000	—
Payment of offering costs	—	(1,447,273)
Repayments to note payable - Sponsor	—	(1,200,000)
Proceeds from affiliate	15,000	—

Net cash flows provided by financing activities	150,000	70,480,227

NET CHANGE IN CASH	(11,782)	224,301
CASH, BEGINNING OF PERIOD	15,419	124,501

CASH, END OF PERIOD	$3,637	$348,802

Supplemental disclosure of noncash investing and financing activities
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$2,070,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
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
As of March 31, 2024, the Company had not commenced any operations. All activity since inception relates to the Company’s formation and the initial public offering (“Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income from the proceeds derived from the Initial Public Offering.
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
The Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares (defined in Note 4) and Placement Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than approximately $10.175 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed t
o

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
Extension of Termination Date and Redemptions from the Trust Account
On November 9, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an extension of the date by which the Company must consummate a business combination from November 14, 2023 to February 14, 2024 and approved a proposal to give the Board of Directors (the “Board”) the authority in its discretion to amend the Charter to extend the date by which the Company must consummate a business combination from February 14, 2024 to May 14, 2024. In connection with the Special
Meeting, 3,432,046 shares of common stock of the Company were tendered for redemption at a redemption price of approximately $10.49 per share for an aggregate redemption amount of $35,995,728, leaving $36,372,335 in the Trust Account immediately after the redemptions and a tax withdrawal by the Company of $561,957. Additionally, the Company deposited $180,000 into the Trust Account on November 13, 2023 in connection with the extension of the date by which the Company must consummate a business combination from November 14, 2023 to February 14, 2024.

In February 2024, the Board authorized and approved a second Certificate of Amendment to the Charter. The second Certificate of Amendment to the Charter was filed with the Delaware Secretary of State, with an effective date of February 9, 2024, and extended the date by which the Company must consummate a business combination to the May 14, 2024. In connection with the extension by which the Company must consummate a business combination to May 14, 2024, the Company deposited $60,000 into the Trust Account on each of February 9, 2024 and March 12, 2024. In connection with the $60,000 deposited into the Trust Account on February 9, 2024, the Company issued an unsecured promissory note in the principal amount of $75,000 to Jun Chul Whang, a member of the Board. In connection with the $60,000 deposited into the Trust Account on March 12, 2024, the Company issued an unsecured promissory note in the principal amount of $60,000 to Josh Pan, an individual member of Bellevue Capital Management, LLC, which wholly owns the Sponsor.
Franchise and Income Tax Withdrawal
In November 2023, the Company withdrew $561,957 of interest income earned in the Trust Account for payment of the Company’s franchise tax and income tax liabilities as permitted by the terms of the Trust Agreement governing the Trust Account. Through March 31, 2024, the Company did not use such funds to pay its tax obligations (which were not yet due and payable) and instead deposited the funds in the Company’s unrestricted general account and they were used for the payment of general operating expenses. In consultation with counsel and the Company’s Audit Committee, management determined that this use of funds was not in accordance with the Trust Agreement. As of March 31, 2024, the Company’s obligations for franchise and income tax purposes remain payable.
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2023 as filed with SEC on April 17, 2024.
Liquidity and Going Concern
As of March 31, 2024, the Company had $3,637 in its operating bank account and a working capital deficit of $2,676,899.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from related party and from the issuance of common stock. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity was satisfied through the net proceeds from the consummation of the Initial Public Offering, the proceeds from the Private Placement Units held outside of the Trust Account and loans from the Sponsor, officers and directors and their affiliates.
Based on the foregoing and the limited amount of working capital that the Company received into the operating account from the Private Placement and issuances of promissory notes, management believes that the Company will not have sufficient working capital to meet its working capital needs through the earlier of the consummation of an Initial Business Combination or 21 months from the Initial Public Offering (subject to extension by approval of the Company’s stockholders). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Over this time period, the Company has used and will be using the remaining funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination. Further needs for operating capital beyond the Company’s current operating cash balance may need to be funded through loans from the Company’s Sponsor, officers and directors and their affiliates. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
If the Company is unable to complete a Business Combination by November 14, 2024 (subject to extension by approval of the Company’s stockholders), the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution combined with uncertainty as to whether the Company has sufficient liquidity to fund operations through the liquidation date or thereafter should a deferral occur raise substantial doubt about the Company’s ability to continue as a going concern. Management will seek to complete a business combination.

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
Nasdaq Listing Rules Compliance
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
On February 15, 2024, the Company received a notification from the Listing Qualifications Department of Nasdaq notifying the Company that the Company no longer meets the minimum 300 public holders requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(3) (the “Minimum Public Holders Requirement”). The notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of securities on the Nasdaq Capital Market. In accordance with Nasdaq rules, the Company has 45 calendar days, or until April 1, 2024, to submit a plan to regain compliance with the Minimum Public Holders Requirement.
NOTE 2–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $3,637 and $15,419 in cash held in its operating account as of March 31, 2024 and December 31, 2023, respectively. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed financial statements, primarily due to their short-term nature.

Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets. The fair values of cash and amounts due to related parties are estimated to approximate the carrying values as of March 31, 2024 due to the short maturities of such instruments.
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

Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock sold in the Initial Public Offering and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and
December 31, 2023, 3,467,954
shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to difference between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of March 31, 2024 and December 31, 2023.
A summary of the Company’s current and deferred tax provision is as follows:

	For the three months ended March 31,
	2024	2023
Income tax expense:
Federal	$90,473	$29,321
State	—	—

Total provision for income taxes	$90,473	$29,321

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the three months ended March 31,
	2024	2023
Income tax expense:
Provision/(benefit) at statutory rate	21.0%	21.0%
State tax provision/(benefit) net of federal benefit	0.0%	0.0%
Change in fair value of Warrants	0.0%	0.0%
Change in valuation	0.0%	0.0%
Other	0.0%	0.0%
Total income tax expense	21.0%	21.0%

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment interest and penalties for the three months ended March 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A)

three years
 after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Common Stock equals or exceeds $
12.50
 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any
20
 trading days
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
Promissory Notes
The Sponsor has advanced funds to the Company for the payment of expenses incurred in connection with the Initial Public Offering, which amount is evidenced by non-interest-bearing
promissory notes in the aggregate principal amount of $1,200,000. The promissory notes were due at the earlier of November 29, 2023 or upon the closing of the Initial Public Offering. These notes were discharged and cancelled in connection with the private placement that closed simultaneously with the Initial Public Offering.
On June 23, 2023, the Sponsor loaned to the Company $200,000 to fund working capital requirements and in exchange therefor the Company issued to the Sponsor an unsecured promissory note in the principal amount of $200,000. This note is non-interest bearing and is payable in full on the earlier of (i) December 31, 2024 or (ii) the date on which the Company consummates an initial Business Combination. In the event that the Company does not consummate an initial Business Combination, the note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. At the Sponsor’s discretion, the principal balance of the note may be converted at any time prior to the consummation of the Business Combination into units identical to the private placement units at a price of $10.00 per Unit. As of March 31, 2024 and December 31, 2023, the outstanding balance of this note was $0.
On November 13, 2023, Bellevue Capital Management LLC (“BCM”) loaned to the Company $180,000 and in exchange therefor the Company issued to BCM an unsecured promissory note in the principal amount of $180,000. The proceeds of this loan were used to fund the payment to extend the date by which the Company must consummate an initial Business Combination to February 14, 2024. The note is non-interest bearing and is payable in full on the earlier of (i) December 31, 2024 or (ii) the date on which the Company consummates an initial Business Combination. In the event that the Company does not consummate the Business Combination, this note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. As of March 31, 2024 and December 31, 2023, the outstanding balance of this note was $0.
On February 9, 2024, the Company issued an unsecured promissory note (the “JCW Promissory Note”) in the principal amount of $75,000 to
Jun Chul Whang, a member of the Company’s Board. The JCW Promissory Note is not interest bearing and is payable in full on the earlier of (i) August 9, 2024 or (ii) the date on which the Company consummates an initial business combination (the “JCW Maturity Date”). In the event that the Company does not consummate a business combination on or prior to the time provided in the Company’s Amended and Restated Certificate of Incorporation (as subject to extension), Mr. Whang agrees to forgive the principal balance of the JCW Promissory Note, except to the extent of any funds remaining outside of the Company’s trust account, if any. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the JCW Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy action. As of March 31, 2024, the outstanding balance of this note was

$75,000.
On March 8, 2024, the Company issued an unsecured promissory note (the “JP Promissory Note”) in the principal amount of $60,000 to
Josh Pan, a member of Bellevue Capital Management LLC. The JP Promissory Note is not interest bearing and is payable in full on the earlier of (i) August 8, 2024 or (ii) the date on which the Company consummates an initial business combination (the “JP Maturity Date”). In the event that the Company does not consummate a business combination on or prior to the time provided in the Company’s Amended and Restated Certificate of Incorporation (as subject to extension), Mr. Pan agrees to forgive the principal balance of the Promissory Note, except to the extent of any funds remaining outside of the Company’s Trust Account, if any. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the JP Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy action. As of March 31, 2024, the outstanding balance of this note was $60,000.
Working Capital Loans
In addition to the loans described above, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the

Company completes a Business Combination, the Company would repay the Working Capital Loans out of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Loans made by Chardan or any of its related persons, if any, will not be convertible into any of the Company’s securities, and Chardan and its related persons will have no recourse with respect to their ability to convert their loans into any of the Company’s securities. As of March 31, 2024 and December 31, 2023, no Working Capital Loans were outstanding.
Administrative Support Agreement
Beginning on March 1, 2023, the Company agreed to pay BCM, an affiliate of members of the Sponsor, a total of $7,500 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2024 and 2023, the Company
 incurred $22,500 and $7,500, respectively, of administrative support fees which are included in general and administrative expenses in the accompanying condensed statements
 of operations. As of March 31, 2024 and December 31, 2023, the outstanding balance was $30,000 and $15,000, respectively, recorded as due to affiliate.
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
The outstanding balance was $57,000 as of March 31, 2024 and December 31, 2023, recorded as due to affiliate.
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
Business Combination or a proxy vote to extend the lifespan of the SPAC, (ii) by SPACs if the SPAC does not complete a de-SPAC transaction
within the required time set forth in its constituent documents, or (iii) in connection with the wind-up and
liquidation of the SPAC. The financial responsibility for such Excise Tax resides with the Company and the Sponsor. This amount of 1% has been included in these unaudited condensed financial statements.
At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s fiscal 2023 income tax provision as there were redemptions by the public stockholders in November 2023; as a result, the Company recorded $359,957 excise tax liability as of March 31, 2024. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Risks and Uncertainties
United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.
The excise tax included in the IR Act of 2022 may decrease the value of the Company’s securities following its initial business combination, hinder its ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.
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
The following is a reconciliation of the Company’s common stock subject to possible redemption as of March 31, 2024:

Common Stock Subject to Possible Redemption
Gross proceeds from Initial Public Offering	$69,000,000
Less: Proceeds allocated to public warrants and rights	(1,236,527)
Offering costs allocated to common stock subject to possible redemption	(4,791,126)
Less: Redemption of common stock in connection with Trust extension	(35,995,728)
Plus: Accretion on common stock subject to possible redemption	9,449,634

Balance, December 31, 2023	36,426,253
Plus: Accretion on common stock subject to possible redemption	340,351

Balance, March 31, 2024	$36,766,604

NOTE 7–STOCKHOLDERS’ DEFICIT
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of
December
 31, 2024 and March 31, 2023, there were no shares of preferred stock issued or outstanding.
Common Stock
Pursuant to the Amended and Restated Certificate of Incorporation, the Company is authorized to issue 100,000,000 shares of
Common Stock at a
 $0.0001 par value.
As of March 31, 2024 and December 31, 2023, there were 2,155,000 shares of
Common
Stock outstanding, excluding 3,467,954 shares of common stock subject to possible redemption that are reflected in temporary equity in the condensed
balance sheets.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders.
Warrants
As of March 31, 2024 and December 31, 2023, there were 7,330,000 Warrants outstanding. The Warrants that are a part of the Units (the “Warrants”) may be exercised at a price of $11.50 per share, subject to adjustment as described in this prospectus. The Public Warrants will become exercisable on 30 days after the completion of a Business Combination.
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
In addition, if (x) the Company issues additional shares of Common Stock or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.50 per share of Common Stock (with such issue price or effective issue price to be determined in good faith by the Company’s Board), (y) the aggregate gross proceeds from such issuances represent more than

60
% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination (net of redemptions), and (z) the Market Value is below $
9.50
 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to
115
% of the Market Value, and the $
16.50
 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to
165
% of the Market Value.
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

NOTE 8–FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$37,205,930	$37,205,930	$—	$—

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$36,605,106	$36,605,106	$—	$—

There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2024.
NOTE 9–SUBSEQUENT EVENTS
The Company evaluated subsequent events to determine if events or transactions occurred after the condensed balance sheet date up to the date the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than the following:

•
On April 1, 2024, the Company submitted a plan to regain compliance with the Minimum Public Holders Rule to Nasdaq. On April 17, 2024, the Company received written notice from Nasdaq indicating that the staff of Nasdaq (the “Staff”) determined, based on its review of the Company’s compliance plan, to grant the Company an extension of time to regain compliance with the Minimum Public Holders Requirement. The terms of the extension are as follows: on or before August 13, 2024, the Company must file with Nasdaq documentation from its transfer agent, or an independent source, demonstrating that its common
stock has a minimum of 300 public holders. In the event the Company does not satisfy the terms, the Staff will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal the Staff’s determination to a Listing Qualifications Panel.

•
On April 8, 2024, the Company issued an unsecured promissory note (the “April Sponsor Note”) in the principal amount of $1,200,000 to the Sponsor. The April Sponsor Note is not interest bearing and is payable in full on the earlier of (i) December 31, 2024 or (ii) the date on which the Company consummates an initial
Business Combination
(the “April Sponsor Note Maturity Date”). In the event that the Company does not consummate a
Business Combination
on or prior to the time provided in the Company’s Amended and Restated Certificate of Incorporation (as subject to extension), the Sponsor agrees to forgive the principal balance of the April Sponsor Note, except to the extent of any funds remaining outside of the Company’s
Trust Account
, if any. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the April Sponsor Note Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy action.

•
On April 9, 2024, $60,000 was deposited in the Trust Account in connection with the extension of the date by which the Company must consummate a business combination from April 15, 2024 to May 14, 2024.

•
In connection with the November 2023 withdrawal of $561,957 of interest income earned in the Trust Account for payment of the Company’s franchise tax and income tax liabilities as permitted by the terms of the Trust Agreement governing the Trust Account
. As
of April 16, 2024, the funds have been replaced in full by funds loaned to the Company from the Company’s Sponsor and the Company has paid its federal tax obligations on time.

•
On April 17, 2024, the Company issued an unsecured promissory note (the “Second April Sponsor Note”) in the principal amount of $50,000 to the Sponsor. The Second April Sponsor Note is not interest bearing and is payable in full on the earlier of (i) December 31, 2024 or (ii) the date on which the Company consummates an initial Business Combination (the “Second April Sponsor Notes Maturity Date”). In the event that the Company does not consummate a Business Combination on or prior to the time provided in the Company’s Amended and Restated Certificate of Incorporation (as subject to extension), the Sponsor agrees to forgive the principal balance of the Second April Sponsor Note, except to the extent of any funds remaining outside of the Company’s Trust Account, if any. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Second April Sponsor Note Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy action.

•
On April 17, 2024, the Company withdr
ew
 $100,000 of interest income earned in the Trust Account for payment of the Company’s state franchise tax and income tax liabilities as permitted by the terms of the Trust Agreement governing the Trust Account.

•
On May 10, 2024, the Company
convened
a special meeting of its stockholders (the “2024 Special Meeting
”) as scheduled and adjourned the 2024 Special Meeting without any business being conducted. As announced at the 2024 Special Meeting, it was reconvened on May 14, 2024.
 At the 2024 Special Meeting, the Company’s stockholders approved the proposal to extend
the date by which the Company must consummate a
Business Combination
from May 14, 2024 to November 14, 2024.
 Following such approval by the Company’s stockholders, the Company subsequently amended its Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate a Business Combination to November 14, 2024.
The Company also
deposited $50,000 into the Trust Account on May 14, 2024.
 In connection with the Special Meeting,
1,581,733
 shares of common stock of the Company were tendered for redemption.

•
On May 14, 2024, the Company issued an unsecured promissory note (the “May Sponsor Note”) in the principal amount of $140,000 to the Sponsor. The May Sponsor Note is not interest bearing and is payable in full on the earlier of

(i) December 31, 2024 or (ii) the date on which the Company consummates an initial Business Combination (the “May Sponsor Note Maturity Date”). In the event that the Company does not consummate a Business Combination on or prior to the time provided in the Company’s Amended and Restated Certificate of Incorporation (as subject to extension), the Sponsor agrees to forgive the principal balance of the May Sponsor Note, except to the extent of any funds remaining outside of the Company’s Trust Account, if any. The following shall constitute an event of default: (i) a failure to pay the principal within five
business days of the May Sponsor Note Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy action.

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

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (“IPO”) and the private placement units, the proceeds of the sale of our capital stock in connection with our initial business combination, shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing.

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

Extension of Termination Date

November Special Meeting

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

May Special Meeting

On May 10, 2024, the Company convened a special meeting of its stockholders (the “May Special Meeting”) as scheduled and adjourned the May Special Meeting without any business being conducted. As announced at the May Special Meeting, it was reconvened on May 14, 2024. At the May Special Meeting, the Company’s stockholders approved the proposal to amend the Company’s Charter to extend the date by which the Company must consummate a business combination from May 14, 2024 to November 14, 2024. Following such approval by the Company’s stockholders, the Company has subsequently amended the Charter to extend the date by which the Company must consummate a business combination to November 14, 2024. The Company also deposited $50,000 into the Trust Account on May 14, 2024. In connection with the Special Meeting, 1,581,733 shares of common stock of the Company were tendered for redemption.

Proposed Business Combination

On November 16, 2023, the Company and OSR Holdings Co. Ltd., a corporation organized under the laws of the Republic of Korea, entered into a Business Combination Agreement (the “Business Combination Agreement”). Prior to the Closing, each Participating Company Stockholder and each Non-Participating Company Stockholder will be joined as parties to the Business Combination Agreement. At the effective time of the Closing (i) the Company shall issue to the Participating Company Stockholders shares of common stock equal to the Aggregate Participating Consideration and the Participating Company Stockholders will transfer their respective shares of OSR Holdings Common Stock to the Company, and (ii) the Non-Participating Company Stockholders will continue to hold their shares of OSR Holdings Common Stock subject to their Non-Participating Stockholder Joinders entered into with the Company on or before the date of the Closing. Upon consummation of the Share Exchange, the Company will directly own at least 75% of the shares of OSR Holdings Common Stock, with all of the remaining shares of OSR Holdings Common Stock held by the Non-Participating Company Stockholders. Pursuant to the terms of the Non-Participating Stockholder Joinders, the Company will have rights to acquire the shares of the Non-Participating Company Stockholders. The Non-Participating Stockholder Joinder contains put and call rights for the Non-Participating Company Stockholder and the Company, respectively, whereby the Non-Participating Company Stockholder shall have the right to cause the Company to purchase and the Company shall have the right to cause the Non-Participating Company Stockholder to sell to the Company or its designee all of the shares of OSR Holdings Common Stock owned and held of record by such Non-Participating Company Stockholder. Capitalized terms used in this section but not otherwise defined herein have the meanings given to them in the Business Combination Agreement which is included as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2024.

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

Nasdaq Listing Rules Compliance

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

On February 15, 2024, the Company received a notification from the Listing Qualifications Department of Nasdaq notifying the Company that the Company no longer meets the minimum 300 public holders requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(3) (the “Minimum Public Holders Requirement”). The notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Capital Market. The Company submitted a plan to regain compliance with the Minimum Public Holders Rule to Nasdaq on April 1, 2024. On April 17, 2024, the Company received written notice from Nasdaq indicating that the staff of Nasdaq (the “Staff”) determined, based on its review of the Company’s compliance plan, to grant the Company an extension of time to regain compliance with the Minimum Public Holders Requirement. The terms of the extension are as follows: on or before August 13, 2024, the Company must file with Nasdaq documentation from its transfer agent, or an independent source, demonstrating that its common stock has a minimum of 300 public holders. In the event the Company does not satisfy the terms, the Staff will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal the Staff’s determination to a Listing Qualifications Panel.

Recent Promissory Notes

On April 8, 2024, the Company issued an unsecured promissory note (the “April Sponsor Note”) in the principal amount of $1,200,000 to Sponsor for its receipt of $1,200,000 to fund working capital and other expenses of the Company. The April Sponsor Note is not interest bearing and is payable in full on the earlier of (i) December 31, 2024 or (ii) the date on which the Company consummates an initial business combination (the “April Sponsor Note Maturity Date”). In the event that the Company does not consummate a business combination on or prior to the time provided in the Company’s Amended and Restated Certificate of Incorporation (as subject to extension), the Sponsor agrees to forgive the principal balance of the April Sponsor Note, except to the extent of any funds remaining outside of the Company’s trust account, if any. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the April Sponsor Note Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy action.

On April 17, 2024, the Company issued an unsecured promissory note (the “Second April Sponsor Note”) in the principal amount of $50,000 to the Sponsor. The Second April Sponsor Note is not interest bearing and is payable in full on the earlier of: (i) December 31, 2024 or (ii) the date on which the Company consummates an initial business combination (the “Second April Sponsor Notes Maturity Date”). In the event that the Company does not consummate a business combination on or prior to the time provided in the Company’s Amended and Restated Certificate of Incorporation (as subject to extension), the Sponsor agrees to forgive the principal balance of the Second April Sponsor Note, except to the extent of any funds remaining outside of the Company’s trust account, if any. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Second April Sponsor Note Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy action.

On May 14, 2024, the Company issued an unsecured promissory note (the “May Sponsor Note”) in the principal amount of $140,000 to the Sponsor. The May Sponsor Note is not interest bearing and is payable in full on the earlier of: (i) December 31, 2024 or (ii) the date on which the Company consummates an initial business combination (the “May Sponsor Note Maturity Date”). In the event that the Company does not consummate a business combination on or prior to the time provided in the Company’s Amended and Restated Certificate of Incorporation (as subject to extension), the Sponsor agrees to forgive the principal balance of the May Sponsor Note, except to the extent of any funds remaining outside of the Company’s trust account, if any. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the May Sponsor Note Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy.

Results of Operations

Our entire activity since inception through March 31, 2024 related to our formation and IPO. We do not expect to generate any operating revenues until after the completion of an initial business combination. We generated non-operating income in the form of interest income on investments held after our IPO. We will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended March 31, 2024, we had net loss of $60,430 which consisted of income from investments held in the Trust Account of $480,824, offset by general and administrative expenses of $450,781 and provision for income taxes of $90,473. For the three months ended March 31, 2023, we had net income of $110,305, which consisted of income from investments held in the Trust Account of $417,728, offset by general and administrative expenses of $278,102 and provision for income taxes of $29,321.

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

As of March 31, 2024, the Company had $3,637 in its operating bank account and a working capital deficit of $2,676,899. The Company’s liquidity needs prior to the consummation of our IPO had been satisfied through proceeds from advances from related party and from the issuance of common stock. Subsequent to the consummation of our IPO, the Company’s liquidity was satisfied through the net proceeds from the consummation of the IPO, the proceeds from the Private Placement Units held outside of the Trust Account and loans from the Sponsor, officers and directors and their affiliates.

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

Based on the foregoing and the limited amount of working capital that the Company received into the operating account from the private placement, management believes that the Company will not have sufficient working capital to meet its working capital needs through the earlier of the consummation of an initial business combination or 21 months from the IPO (subject to extension by approval of the Company’s stockholders). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Over this time period, the Company will be using the remaining funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination. Further needs for operating capital beyond the Company’s current operating cash balance may need to be funded through loans from the Company’s Sponsor, officers and directors and their affiliates. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the Company is unable to complete a Business Combination by November 14, 2024 (subject to extension by approval of the Company’s stockholders), the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution combined with uncertainty as to whether the Company has sufficient liquidity to fund operations through the liquidation date or thereafter should a deferral occur raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a business combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Chardan is entitled to a deferred underwriting commission of $2,070,000. The deferred fee will be waived by Chardan in the event that we do not complete an initial business combination, subject to the terms of the underwriting agreement. Also, we have incurred deferred legal fees payable upon consummation of our initial business combination of approximately $635,000. These fees will only become due and payable upon the consummation of a business combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of March 31, 2024 because of the identification of material weaknesses in our internal control over financial reporting with respect to the use by the Company of funds withdrawn for the payment of franchise tax and income tax liabilities for the payment of general corporate expenses, failure of the Company to timely receive Audit Committee approval for of related party transactions, failure to timely and properly document certain related party financing transactions and insufficient personnel in its accounting and finance reporting group.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.
Item 1A. Risk Factors
In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2023 filed with the SEC on April 17, 2024 (or “2023 Annual Report”), in our prospectus dated February 9, 2023 (“IPO Prospectus”), and in the other reports we file with the SEC before making a decision to invest in our securities. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report or we could face liquidation. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described in our 2023 Annual Report, IPO Prospectus and other reports we filed with the SEC and below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. Except as disclosed below, there have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2023 Annual Report.
If we were deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To avoid that result, we may liquidate the securities held in the trust account.
There is currently uncertainty concerning the applicability of the Investment Company Act to a special purpose acquisition company (“SPAC”) and we may be subject to a claim that we have been operating as an unregistered investment company. Whether a SPAC is an investment company as defined in the Investment Company Act is a question of facts and circumstances according to the adopting release to the 2024 SPAC Rules, which added, “Given the individualized nature of this analysis, and because, depending on the facts and circumstances, a SPAC could be an investment company at any stage of its operations such that a specific duration limitation may not be appropriate, we have decided not to adopt proposed
Rule 3a-10.”
If we are deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.
The funds in the trust account have, since our initial public offering, been held only in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we may liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in an interest bearing bank demand deposit account, which may earn less interest than we otherwise would have if the Trust Account had remained invested in U.S. government securities or money market funds. This may mean that the amount of funds available for redemption would not increase, thereby reducing the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.
In addition, the longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate.

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
As disclosed in our 2023 Annual Report, for fiscal year 2023, it was determined that the IR Act tax provisions have an impact to the Company’s fiscal 2023 income tax provision as there were redemptions by the public stockholders relating to the stockholder vote at the Special Meeting in November 2023. As a result, the Company recorded $359,957 excise tax liability as of December 31, 2023.
In connection with the Redemption Event resulting from the stockholder vote at the special meeting of the Company’s stockholders held on May 14, 2024, 1,581,733 shares of common stock of the Company were tendered for redemption. These redemptions and any other future redemption or repurchase may be subject to the excise tax. The extent to which we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including: (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the nature and amount of any “PIPE” or other equity issuances in connection with an initial business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of an initial business combination), (iii) if we fail to timely consummate an initial business combination and liquidate in a taxable year following a Redemption Event and (iv) the content of any proposed or final regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us and not by the redeeming holders, the mechanics of any required payment of the excise tax remains to be determined. Any excise tax payable by us in connection with a Redemption Event may cause a reduction in the cash available to us to complete an initial business combination and could affect our ability to complete an initial business combination; however, we will not use the funds held in the trust account and any additional amounts deposited into the trust account, as well as interest earned thereon, to pay the excise tax.
The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During

the three months ended March 31, 2024,
no
director or officer of the Company adopted or terminated a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.

Item 6. Exhibits

The following exhibits are being filed herewith, or incorporated by reference into, this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 15, 2023)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bellevue Life Sciences Acquisition Corp. dated as of November 9, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (file No. 001-41390) filed with the SEC on November 15, 2023)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bellevue Life Sciences Acquisition Corp. dated as of February 9, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (file No. 001-41390) filed with the SEC on February 13, 2024)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bellevue Life Sciences Acquisition Corp. dated as of May 14, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (file No. 001-42390) filed with the SEC on May 14, 2024)

3.5	By-Laws (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on May 10, 2022)

10.1	Promissory Note, dated February 9, 2024, issued by Bellevue Life Sciences Acquisition Corp. to Jun Chul Whang (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 13, 2024)

10.2	Promissory Note, dated March 8, 2024, issued by Bellevue Life Sciences Acquisition Corp. to Josh Pan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on March 13, 2024)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase document*

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101*

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.

May 15, 2024	By:	/s/ Kuk Hyoun Hwang
Kuk Hyoun Hwang
Chief Executive Officer and Director
(Principal Executive Officer)

May 15, 2024	By:	/s/ David J. Yoo
David J. Yoo
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)