Form 10-Q
period 2024-06-30
Bellevue Life Sciences Acquisition Corp.
filed 2024-08-19
CIK 1840425

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
of the Exchange Act). Yes ☒ No ☐
As of August 15, 2024, there were 4,041,221 shares of common stock, par value $0.0001 per share issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
BELLEVUE LIFE SCIENCES ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash	$119,116	$15,419
Prepaid expenses	47,712	7,208

Total current assets	166,828	22,627
Investments held in Trust Account	20,466,815	36,605,106

Total Assets	$20,633,643	$36,627,733

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,052,379	$1,081,753
Income taxes payable	240,334	524,562
Excise tax payable	530,415	359,957
Notes payable - related party	1,498,000	—
Due to affiliate	97,000	72,000

Total current liabilities	3,418,128	2,038,272
Deferred underwriting commissions	2,070,000	2,070,000

Total liabilities	5,488,128	4,108,272

Commitments and Contingencies
Common stock subject to possible redemption, 1,886,221 shares issued and outstanding at redemption value of $10.62 per share and 3,467,954 shares issued and outstanding at redemption value of $10.50 per share at June 30, 2024 and December 31, 2023, respectively	20,049,090	36,426,253
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,155,000 issued and outstanding (excluding 1,886,221 shares subject to possible redemption) at June 30, 2024 and 2,155,000 issued and outstanding (excluding 3,467,954 shares subject to possible redemption) at December 31, 2023	216	216
Additional paid-in capital	—	—
Accumulated deficit	(4,903,791)	(3,907,008)

Total stockholders’ deficit	(4,903,575)	(3,906,792)

Total Liabilities and Stockholders’ Deficit	$20,633,643	$36,627,733

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
EXPENSES
General and administrative expenses	$475,544	$280,273	$926,325	$558,375

Loss from operations	(475,544)	(280,273)	(926,325)	(558,375)

Other income:
Interest earned on investments held in the Trust Account	465,505	810,302	946,329	1,228,030

Total other income	465,505	810,302	946,329	1,228,030

(Loss) Income before provision for income taxes	(10,039)	530,029	20,004	669,655
Provision for income taxes	(87,256)	(228,565)	(177,729)	(257,886)

NET (LOSS) INCOME	$(97,295)	$301,464	$(157,725)	$411,769

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,945,068	9,055,000	5,284,011	7,133,177

Diluted	4,945,068	9,055,000	5,284,011	7,196,575

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE
Basic	$(0.02)	$0.03	$(0.03)	$0.06

Diluted	$(0.02)	$0.03	$(0.03)	$0.06

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three and Six Months Ended June 30, 2024 and 2023
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	2,155,000	$216	$—	$(3,907,008)	$(3,906,792)
Accretion of common stock subject to possible redemption	—	—	—	(340,351)	(340,351)
Net loss	—	—	—	(60,430)	(60,430)

Balance, March 31, 2024 (unaudited)	2,155,000	$216	$—	$(4,307,789)	$(4,307,573)

Accretion of common stock subject to possible redemption	—	—	—	(328,249)	(328,249)
Excise tax payable attributable to redemption of common stock	—	—	—	(170,458)	(170,458)
Net loss	—	—	—	(97,295)	(97,295)

Balance, June 30, 2024 (unaudited)	2,155,000	$216	$—	$(4,903,791)	$(4,903,575)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	1,725,000	$173	$24,827	$(62,508)	$(37,508)
Sale of 430,000 Private Placement Units	430,000	43	4,299,957	—	4,300,000
Fair value of warrants and rights included in the Units sold in the Initial Public Offering and in the exercise of the over-allotment	—	—	1,236,527	—	1,236,527
Accretion of common stock subject to possible redemption	—	—	(5,561,311)	(1,878,249)	(7,439,560)
Net income	—	—	—	110,305	110,305

Balance, March 31, 2023 (unaudited)	2,155,000	$216	$—	$(1,830,452)	$(1,830,236)

Remeasurement of common stock subject to redemption	—	—	—	(565,737)	(565,737)
Net income	—	—	—	301,464	301,464

Balance, June 30, 2023 (unaudited)	2,155,000	$216	$—	$(2,094,725)	$(2,094,509)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(157,725)	$411,769
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in the Trust Account	(946,329)	(1,228,030)
Changes in operating assets and liabilities:
Prepaid expenses	(40,504)	(57,795)
Accounts payable and accrued expenses	(29,374)	220,123
Income taxes payable	(284,228)	257,886

Net cash used in operating activities	(1,458,160)	(396,047)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account for payment to redeeming stockholders	17,045,763	—
Investment of cash in Trust Account	(280,000)	—
Withdrawal of interest from Trust Account to pay taxes	318,857	—
Cash deposited in Trust Account	—	(70,207,500)

Net cash provided by (used in) investing activities	17,084,620	(70,207,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(17,045,763)	—
Proceeds from Initial Public Offering, net of underwriters’ fees	—	59,670,000
Proceeds from over-allotment option	—	9,157,500
Proceeds from private placement	—	4,300,000
Proceeds from note payable - related party	1,498,000	—
Payment of offering costs	—	(1,447,273)
Repayments to note payable - Sponsor	—	(1,200,000)
Proceeds from affiliate	25,000	—

Net cash (used in) provided by financing activities	(15,522,763)	70,480,227

NET CHANGE IN CASH	103,697	(123,320)
CASH, BEGINNING OF PERIOD	15,419	124,501

CASH, END OF PERIOD	$119,116	$1,181

Supplemental disclosure of noncash investing and financing activities
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$2,070,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
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
As of June 30, 2024, the Company had not commenced any operations. All activity since inception relates to the Company’s formation and the initial public offering (“Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Extension of Termination Date and Redemptions from the Trust Account
November 2023 Special Meeting
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

In February 2024, the Board authorized and approved a second Certificate of Amendment to the Charter. The second Certificate of Amendment to the Charter was filed with the Delaware Secretary of State, with an effective date of February 9, 2024, and extended the date by which the Company must consummate a business combination to the May 14, 2024. In connection with the extension by which the Company must consummate a business combination to May 14, 2024, the Company deposited an extension payment of $60,000 into the Trust Account on each of February 9, 2024, March 12, 2024 and April 9, 2024.

May 2024 Special Meeting
On May 10, 2024, the Company convened a special meeting of its stockholders as scheduled and adjourned without any business being conducted. The meeting was reconvened on May 14, 2024 (the “May Special Meeting”). At the May Special Meeting, the Company’s stockholders approved the proposal to amend the Company’s Charter to extend the date by which the Company must consummate a business combination from May 14, 2024 to November 14, 2024. Following such approval by the Company’s stockholders, the Company has subsequently amended the Charter to extend the date by which the Company must consummate a business combination to November 14, 2024. In connection with the May Special Meeting, 1,581,733 shares of common stock of the Company were tendered for redemption at a redemption price of approximately $10.78 per share for an aggregate redemption amount of $17,045,763, leaving $20,327,120 in the Trust Account immediately after the redemptions and a tax withdrawal by the Company of $218,857. Additionally, the Company deposited an extension payment of $50,000 into the Trust Account on each of May 14, 2024, June 13, 2024, July 12, 2024, and August 13, 2024.
Franchise and Income Tax Withdrawal
In November 2023, the Company withdrew
 $561,957
of interest income earned in the Trust Account for payment of the Company’s franchise tax and income tax liabilities as permitted by the terms of the Trust Agreement governing the Trust Account. The Company deposited the funds in the Company’s unrestricted general account, and they were used for the payment of general operating expenses. As of April 16, 2024, the funds have been replaced in full by funds loaned to the Company from the Company’s Sponsor and the Company has paid its federal tax obligations on time. On April 17, 2024, the Company withdr
e
w $100,000

of interest income earned in the Trust Account for payment of the Company’s state franchise tax and income tax liabilities as permitted by the terms of the Trust Agreement governing the Trust Account. As of June 30, 2024, the Company’s obligations for franchise and income tax purposes remain payable.
Nasdaq Listing Rules Compliance
As previously reported by the Company on
Form 8-K filed
on June 28, 2023, due to the resignation of a director effective on June 21, 2023, the Company notified the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company was not currently in compliance with Nasdaq Listing Rule 5605(c)(2)(A) (the “Listing Rule”). The Listing Rule requires the Audit Committee of the Board of Directors be composed of at least three members, each of whom must meet independence requirements under the Nasdaq Listing Rules and the Securities Exchange Act of 1934, as amended. The Company regained compliance with the Listing Rule on June 23, 2024. As previously reported by the Company on Form 8-K filed on June 13, 2024, due to the resignation of directors effective on June 7, 2024, the Company notified the Listing Qualifications Department of Nasdaq that the Company was not currently in compliance with Nasdaq’s majority independent board, compensation committee composition and audit committee composition requirements as described in Nasdaq Listing Rules 5605(b)(1), 5605(d)(2)(A) and 5605 (c)(2)(A), respectively (the “Additional Listing Rules”). The Company regained compliance with the Additional Listing Rules on June 23, 2024.

On February 15, 2024, the Company received a notification from the Listing Qualifications Department of Nasdaq notifying the Company that the Company no longer meets the minimum 300 public holders requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(3) (the “Minimum Public Holders Requirement”). The notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market. The Company submitted a plan to regain compliance with the Minimum Public Holders Rule to Nasdaq on April 1, 2024. On April 17, 2024, the Company received written notice from Nasdaq indicating that the staff of Nasdaq determined, based on its review of the Company’s compliance plan, to grant the Company an extension of time to regain compliance with the Minimum Public Holders Requirement. The terms of the extension are as follows: on or before August 13, 2024, the Company must file with Nasdaq documentation from its transfer agent, or an independent source, demonstrating that its common stock has a minimum of 300 public holders. In the event the Company does not satisfy the terms, the Nasdaq staff will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal the Nasdaq staff’s determination to a Listing Qualifications Panel.
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
Accordingly, the unaudited condensed financial statements do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
as of and for the year ended December 31, 2023 as filed with SEC on April 17, 2024.
Liquidity and Going Concern
As of June 30, 2024, the Company had $119,116 in its operating bank account and a working capital deficit of $3,251,300. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from related party and from the issuance of common stock. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity was satisfied through the net proceeds from the consummation of the Initial Public Offering, the proceeds from the Private Placement Units held outside of the Trust Account and loans from the Sponsor, officers and directors and their affiliates.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $119,116 and $15,419 in cash held in its operating account as of June 30, 2024 and December 31, 2023, respectively. The Company had no cash equivalents as of June 30, 2024 and December 31, 2023.
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
The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets. The fair values of cash and amounts due to related parties are estimated to approximate the carrying values as of June 30, 2024 and December 31, 2023 due to the short maturities of such instruments.
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
Net (Loss) Income per Common Share
The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 7,330,000
shares of its common stock in the calculation of diluted net (loss) income per share, since their exercise is contingent upon future events. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock. The redemption feature for the common shares equals fair value, and therefore does not create a different class of shares or require an adjustment to the earnings per share calculation. The redemption at fair value does not represent an economic benefit to the holders that is different from what is received by other stockholders, because the shares could be sold on the open market. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates the fair value.

Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s common stock sold in the Initial Public Offering and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2024 and
December 31, 2023, 1,886,221 and 3,467,954 ,
respectively, shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to difference between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of June 30, 2024 and December 31, 2023.
The Company is subject to franchise tax filing requirements in the State of Delaware.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment interest and penalties for the
t
h
ree
 and
six months ended June 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.
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
On June 23, 2023, the Sponsor loaned to the Company $200,000 to fund working capital requirements and in exchange therefor the Company issued to the Sponsor an unsecured promissory note in the principal amount of $200,000. This note is non-interest-bearing
and is payable in full on the earlier of: (i) December 31, 2024 or (ii) the date on which the Company consummates an initial Business Combination. In the event that the Company does not consummate an initial Business Combination, the note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. At the Sponsor’s discretion, the principal balance of the note may be converted at any time prior to the consummation of the Business Combination into units identical to the private placement units at a price of $10.00 per Unit. As of June 30, 2024 and December 31, 2023, the outstanding balance of this note was $0.
On November 13, 2023, Bellevue Capital Management LLC (“BCM”) loaned to the Company $180,000 and in exchange therefor the Company issued to BCM an unsecured promissory note in the principal amount of $180,000. The proceeds of this loan were used to fund the payment to extend the date by which the Company must consummate an initial Business Combination to February 14, 2024. The note is non-interest
bearing and is payable in full on the earlier of: (i) December 31, 2024 or (ii) the date on which the Company consummates an initial Business Combination. In the event that the Company does not consummate the Business Combination, this note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. As of June 30, 2024 and December 31, 2023, the outstanding balance of this note was $0.
On February 9, 2024, the Company issued an unsecured promissory note (the “JCW Promissory Note”) in the principal amount of $75,000 to Jun Chul Whang, a member of the Company’s Board. The JCW Promissory Note is not interest bearing and is payable in full on the earlier of: (i) August 9, 2024 or (ii) the date on which the Company consummates an initial business combination (the “JCW Maturity Date”). In the event that the Company does not consummate a business combination on or prior to the time provided in the Company’s Amended and Restated Certificate of Incorporation (as subject to extension), Mr. Whang agrees to forgive the principal balance of the JCW Promissory Note, except to the extent of any funds remaining outside of the Company’s trust account, if any. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the JCW Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy action. As of June 30, 2024, the outstanding balance of this note was $75,000.
On March 8, 2024, the Company issued an unsecured promissory note (the “JP Promissory Note”) in the principal amount of $60,000 to Josh Pan, a member of Bellevue Capital Management LLC. The JP Promissory Note is not interest bearing and is payable in full on the earlier of: (i) August 8, 2024 or (ii) the date on which the Company consummates an initial business combination (the “JP Maturity Date”). In the event that the Company does not consummate a business combination on or prior to the time provided in the Company’s Amended and Restated Certificate of Incorporation (as subject to extension), Mr. Pan agrees to forgive the principal balance of the Promissory Note, except to the extent of any funds remaining outside of the Company’s Trust Account, if any. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the JP Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy action. As of June 30, 2024, the outstanding balance of this note was $60,000.
On April 8, 2024, the Company issued an unsecured promissory note (the “April Sponsor Note”) in the principal amount of $1,200,000 to the Sponsor. The April Sponsor Note is not interest bearing and is payable in full on the earlier of (i) December 31, 2024 or (ii) the date on which the Company consummates an initial Business Combination (the “April Sponsor Note Maturity Date”). In the event that the Company does not consummate a Business Combination on or prior to the time provided in the Company’s Amended and Restated Certificate of Incorporation (as subject to extension), the Sponsor agrees to forgive the principal balance of the April Sponsor Note, except to the extent of any funds remaining outside of the Company’s Trust Account, if any. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the April Sponsor Note Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy action. As of June 30, 2024, the outstanding balance of this note was $1,200,000.
On April 17, 2024, the Company issued an unsecured promissory note (the “Second April Sponsor Note”) in the principal amount of $50,000 to the Sponsor. The Second April Sponsor Note is not interest bearing and is payable in full on the earlier of: (i) December 31, 2024 or (ii) the date on which the Company consummates an initial Business Combination (the “Second April Sponsor Note Maturity Date”
)
. In the event that the Company does not consummate a Business Combination on or prior to the time provided in the Company’s Amended and Restated Certificate of Incorporation (as subject to extension), the Sponsor agrees to forgive the principal balance of the Second April Sponsor Note, except to the extent of any funds remaining outside of the Company’s Trust Account, if any. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Second April Sponsor Note Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy action. As of June 30, 2024, the outstanding balance of this note was $23,000.
On May 14, 2024, the Company issued an unsecured promissory note (the “May Sponsor Note”) in the principal amount of $140,000 to the Sponsor. The May Sponsor Note is not interest bearing and is payable in full on the earlier of: (i) December 31, 2024 or (ii) the date on which the Company consummates an initial Business Combination (the “May Sponsor Note Maturity Date”
)
. In the event that the Company does not consummate a Business Combination on or prior to the time provided in the Company’s Amended and Restated Certificate of Incorporation (as subject to extension), the Sponsor agrees to forgive the principal balance of the May Sponsor Note, except to the extent of any funds remaining outside of the Company’s Trust Account, if any. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the May Sponsor Note Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy action. As of June 30, 2024, the outstanding balance of this note was $140,000.
Working Capital Loans
In addition to the loans described above, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Loans made by Chardan or any of its related persons, if any, will not be convertible into any of the Company’s securities, and Chardan and its related persons will have no recourse with respect to their ability to convert their loans into any of the Company’s securities. As of June 30, 2024 and December 31, 2023, no Working Capital Loans were outstanding.
Administrative Support Agreement
Beginning on March 1, 2023, the Company agreed to pay BCM, an affiliate of members of the Sponsor, a total of $7,500 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
During the three months ended June 30, 2024 and 2023, the Company incurred $22,500 and $22,500, respectively, of administrative support fees which are included in general and administrative expenses in the accompanying statements of operations.
During the six months ended June 30, 2024 and 2023, the Company incurred
$45,000 and $30,000,
respectively, of administrative support fees which are included in general and administrative expenses in the accompanying condensed statements of operations. As of June 30, 2024 and December 31, 2023, the outstanding balance was
 $40,000 and $15,000, respectively, recorded as due to affiliate.
Due to Affiliate
On August 17, 2021, the Sponsor agreed to advance the Company up to $10,000. On February 17, 2022, the Company repaid $10,000 to the Sponsor. On April 28, 2022, the Sponsor agreed to advance the Company up to an additional $10,000. On April 29, 2022, the Sponsor agreed to advance an additional $7,000. These advances are due on demand and are non-interest-bearing.
During the year ended December 31, 2023, the Sponsor advanced $180,000 of funds to the Company and Company repaid $140,000.
The outstanding balance was $57,000 as of June 30, 2024 and December 31, 2023, recorded as due to affiliate.
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
Excise Tax Liability
The Inflation Reduction Act (“IR Act”) of 2022 imposes a 1% Excise Tax
Liability
on the repurchase of corporate stock by a publicly traded U.S. corporation following December 31, 2022. For purposes of the Excise Tax

Liability
, a repurchase will generally include redemptions, corporate buybacks and other transactions in which the corporation acquires its stock from a stockholder in exchange for cash or property, subject to exceptions for de minimis transactions and certain reorganizations.
As a result, subject to certain rules, the Excise Tax
Liability
will apply to any redemption by a U.S.-domiciled special purpose acquisition company (“SPAC”) taking place after December 31, 2022, including redemptions (i) by stockholders in connection with the SPAC’s initial Business Combination or a proxy vote to extend the lifespan of the SPAC, (ii) by SPACs if the SPAC does not complete a de-SPAC transaction
within the required time set forth in its constituent documents, or (iii) in connection with the wind-up and
liquidation of the SPAC. The financial responsibility for such Excise Tax resides with the Company and the Sponsor. This amount of 1% has been included in these unaudited condensed
 financial statements.
At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s fiscal 2023 income tax provision as there were redemptions by the public stockholders in November 2023 and May 2024; as a result, the Company recorded $
530,415
and $359,957 excise tax liability as of June 30, 2024 and December 31, 2024, respectively. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.
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
The following is a reconciliation of the Company’s common stock subject to possible redemption as of June 30, 2024:

Common Stock Subject to Possible Redemption
Gross proceeds from Initial Public Offering	$69,000,000
Less: Proceeds allocated to public warrants and rights	(1,236,527)
Offering costs allocated to common stock subject to possible redemption	(4,791,126)
Less: Redemption of common stock in connection with Trust extension	(35,995,728)
Plus: Accretion on common stock subject to possible redemption	9,449,634

Balance, December 31, 2023	$36,426,253
Less: Redemption of common stock in connection with Trust extension	(17,045,763)
Plus: Accretion on common stock subject to possible redemption	668,600

Balance, June 30, 2024	$20,049,090

NOTE 7–STOCKHOLDERS’ DEFICIT
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.
Common Stock
Pursuant to the Amended and Restated Certificate of Incorporation, the Company is authorized to issue 100,000,000 shares of Common Stock, $0.0001 par value.
As of June 30, 2024
,
there were 2,155,000 shares of Common Stock outstanding, excluding 1,886,221 shares of common stock subject to possible redemption that are reflected in temporary equity in the condensed
 balance sheets. As of December 31, 2023, there were 2,155,000 shares of Common Stock outstanding, excluding 3,467,954 shares of common stock subject to possible redemption that are reflected in temporary equity in the condensed
 balance sheets.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders.
Warrants
As of June 30, 2024 and December 31, 2023, there were 7,330,000 Warrants outstanding. The Warrants that are a part of the Units (the “Warrants”) may be exercised at a price of $11.50 per share, subject to adjustment as described in this prospectus. The Public Warrants will become exercisable on 30 days after the completion of a Business Combination.
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
In addition, if (x) the Company issues additional shares of Common Stock or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.50 per share of Common Stock (with such issue price or effective issue price to be determined in good faith by the Company’s Board), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination (net of redemptions), and (z) the Market Value is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $16.50 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 165% of the Market Value.
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
common stock basis.

NOTE 8–FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets that are measured at fair value on June 30, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$20,466,815	$20,466,815	$—	$—

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

There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2024 and the year ended December 31, 2023.
NOTE 9–SUBSEQUENT EVENTS
The Company evaluated subsequent events to determine if events or transactions occurred after the condensed balance sheet date up to the date the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than the following:

•
On July 11, 2024, the Company issued an unsecured promissory note (the “July Sponsor Note”) in the principal amount of $300,000 to the Sponsor. The July Sponsor Note is not interest bearing and is payable in full on the earlier of: (i) December 31, 2024 or (ii) the date on which the Company consummates an initial business combination (the “July Sponsor Note Maturity Date”). In the event that the Company does not consummate a business combination on or prior to the time provided in the Company’s Amended and Restated Certificate of Incorporation (as subject to extension), the Sponsor agrees to forgive the principal balance of the July Sponsor Note, except to the extent of any funds remaining outside of the Company’s trust account, if any. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the July Sponsor Note Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy action.

•
On July 12, 2024, $50,000 was deposited into the Trust Account in connection with the extension of the date by which the Company must consummate a business combination from July 15, 2024 to August 14, 2024.

•
On August 13, 2024, $50,000 was deposited into the Trust Account in connection with the extension of the date by which the Company must consummate a business combination from August 14, 2024 to September 16, 2024.

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

In connection with the Special Meeting, 3,432,046 shares of common stock of the Company were tendered for redemption at a redemption price of approximately $10.49 per share for an aggregate redemption amount of $35,995,728, leaving $36,372,335 in the Trust Account immediately after the redemptions and a tax withdrawal by the Company of $561,957. Additionally, in February 2024, the Board authorized and approved a second Certificate of Amendment to the Charter. The second Certificate of Amendment to the Charter was filed with the Delaware Secretary of State, with an effective date of February 9, 2024, and extended the date by which the Company must consummate a business combination to the Second Extended Date. In connection with the extension by which the Company must consummate a business combination to the Second Extended Date, the Company deposited an extension payment of $60,000 into the Trust Account on each of February 9, 2024, March 12, 2024 and April 9, 2024.

May Special Meeting

On May 10, 2024, the Company convened a special meeting of its stockholders as scheduled and adjourned without any business being conducted. The meeting was reconvened on May 14, 2024 (the “May Special Meeting”). At the May Special Meeting, the Company’s stockholders approved the proposal to amend the Company’s Charter to extend the date by which the Company must consummate a business combination from May 14, 2024 to November 14, 2024. Following such approval by the Company’s stockholders, the Company has subsequently amended the Charter to extend the date by which the Company must consummate a business combination to November 14, 2024. In connection with the May Special Meeting, 1,581,733 shares of common stock of the Company were tendered for redemption at a redemption price of approximately $10.78 per share for an aggregate redemption amount of $17,045,763, leaving $20,327,120 in the Trust Account immediately after the redemptions and a tax withdrawal by the Company of $218,857. Additionally, the Company deposited an extension payment of $50,000 into the Trust Account on each of May 14, 2024, June 13, 2024, July 12, 2024, and August 13, 2024.

Proposed Business Combination

On November 16, 2023, the Company and OSR Holdings Co. Ltd., a corporation organized under the laws of the Republic of Korea (“OSR Holdings”), entered into a Business Combination Agreement (the “Business Combination Agreement”). Prior to the closing of the Business Combination Agreement (the “Closing”), each holder of OSR Holdings Common Stock that executes a Participating Stockholder Joinder to the Business Combination Agreement on or prior to the Closing (each such Person, a “Participating Company Stockholder”), and each holder of OSR Holdings Common Stock that executes a Non-Participating Stockholder Joinder on or prior to the Closing (each such Person, a “Non-Participating Company Stockholder”) will be joined as parties to the Business Combination Agreement, pursuant to which at the Effective Time (i) the Company shall issue the Aggregate Participating Consideration to the Participating Company Stockholders, and (ii) the Participating Company Stockholders shall sell, transfer, convey, assign and deliver all of their respective shares of OSR Holdings Common Stock to the Company (subclauses (i) and (ii), collectively, the “Share Exchange”). The Non-Participating Company Stockholders will continue to hold their shares of OSR Holdings Common Stock subject to their Non-Participating Stockholder Joinders entered into with the Company on or before the Closing Date. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the A&R BCA (as defined below).

On May 23, 2024, the Company and OSR Holdings entered into an Amended and Restated Business Combination Agreement (the “A&R BCA”), which reflects certain changes and updates to the terms set forth in the Business Combination Agreement including: (i) the removal of references to the proposed acquisition by OSR Holdings of Landmark BioVentures AG, and incidental changes related thereto; (ii) a reduction in the Aggregate Consideration from 25,033,961 shares of BLAC Common Stock to 24,461,214 shares of BLAC Common Stock; (iii) a reduction in the Aggregate Consideration Value from $250,339,610 to $244,612,136; and (iv) changes to the designation of the post-closing Board of Directors of BLAC. Capitalized terms used in this section but not otherwise defined herein have the meanings given to them in the A&R BCA, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2024.

Conditions to Closing

The Closing is subject to customary closing conditions for special purpose acquisition companies, including, among others: (i) approval by the Company’s stockholders of the BLAC Proposals; (ii) no Governmental Authority shall have enacted, issued, promulgated, enforced or entered any law, rule, regulation, judgment, decree, executive order, or award which is then in effect and has the effect of making the Transactions, including the Business Combination, illegal or otherwise prohibiting consummation of the Transactions, including the Business Combination; (iii) all required regulatory filings and approvals in the United States and outside the United States, shall have been completed and any applicable waiting period (and any extension thereof) applicable to the consummation of the Transactions shall have expired or been terminated, and any pre-Closing approvals or clearances reasonably required thereunder shall have been obtained; (iv) all required consents, approvals and authorizations shall have been obtained from and made with all Governmental Authorities; (v) the shares of the Company’s common stock shall be listed on Nasdaq as of the Closing Date; (vi) no material adverse effects on the Company or OSR Holdings shall have occurred between the date of the Business Combination Agreement and the Closing Date; (vii) the Lock-Up Agreements shall have been duly executed by the Company and certain holders of OSR Holdings Common Stock; (viii) OSR Holdings shall have delivered to the Company (a) Participating Stockholder Joinders duly executed by Participating Company Stockholders holding at least 60% of the OSR Holdings Fully Diluted Share Amount, and (b) Non-Participating Stockholder Joinders executed by the Non-Participating Company Stockholders; (ix) the Company’s M&A Committee shall have received an opinion from an advisor engaged by the Company’s M&A Committee that the Transactions are fair, from a financial point of view, to the Company and its stockholders; (x) a supplemental listing shall have been filed with Nasdaq as of the Closing Date to list the shares constituting the Aggregate Participating Consideration; (xi) on or prior to the Closing, OSR Holdings shall deliver to the Company a properly executed certification that shares of OSR Holdings Common Stock are not “U.S. real property interests” in accordance with the Treasury Regulations under Sections 897 and 1445 of the Code, together with a notice to the U.S. Internal Revenue Service in accordance with the provisions of Section 1.897-2(h)(2) of the Treasury Regulations; and (xii) customary bringdown conditions.

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

Exclusivity

The A&R BCA contains exclusivity provisions restricting the parties from engaging in any Alternative Transaction (as defined below) for a period ending on the earlier of (i) the Closing and/or (ii) the termination of the A&R BCA. An “Alternative Transaction” includes (A) any sale of assets of OSR Holdings equal to 5% or more of OSR Holdings’ assets or to which 5% or more of OSR Holdings’ revenues or earnings are attributable, (B) the issuance or acquisition of 5% or more of the outstanding capital stock (on an as converted to OSR Holdings Common Stock basis) or other voting securities representing 5% or more of the combined voting power of OSR Holdings, or (3) any conversion, consolidation, merger, liquidation, dissolution or similar transaction which, if consummated, would result in any person or other entity or group beneficially owning 5% or more of the combined voting power of OSR Holdings, other than with the Company and certain of its affiliates.

Representations, Warranties and Covenants

The A&R BCA contains customary representations, warranties and covenants of (a) OSR Holdings, (b) the Company and (c) OSR Holdings Stockholders relating to, among other things, their ability to enter into the A&R BCA and the Joinders, as applicable.

Termination

The A&R BCA may be terminated, and the Business Combination and the other Transactions may be abandoned at any time prior to the Effective Time, notwithstanding any requisite approval and adoption of the A&R BCA and the Transactions by the stockholders of OSR Holdings or the Company, as follows: (i) by mutual written consent of the Company and OSR Holdings; (ii) by either the Company or OSR Holdings if the Effective Time shall not have occurred prior to November 14, 2024 subject to certain exemptions; (iii) by either the Company or OSR Holdings if any Governmental Authority, including in the United States or the Republic of Korea, shall have taken action to prevent or prohibit the Business Combination; (iv) by either the Company or OSR Holdings if any of the BLAC Proposals shall fail to receive the requisite vote for approval at the BLAC Stockholders’ Meeting; (v) by the Company upon a material breach of any representation, warranty, covenant or agreement on the part of OSR Holdings set forth in the A&R BCA; or (vi) by OSR Holdings upon a material breach of any representation, warranty, covenant or agreement on the part of the Company set forth in the A&R BCA.

Nasdaq Listing Rules Compliance

As previously reported by the Company on Form 8-K filed on June 28, 2023, due to the resignation of a director effective on June 21, 2023, the Company notified the Listing Qualifications Department of Nasdaq that the Company was not currently in compliance with the Listing Rule. The Listing Rule requires the Audit Committee of the Board of Directors be composed of at least three members, each of whom must meet independence requirements under the Nasdaq Listing Rules and the Securities Exchange Act of 1934, as amended. BLAC regained compliance with the Listing Rule on June 23, 2024. As previously reported by the Company on Form 8-K filed on June 13, 2024, due to the resignation of directors effective on June 7, 2024, the Company notified the Listing Qualifications Department of Nasdaq that the Company was not currently in compliance with Nasdaq’s majority independent board, compensation committee composition and audit committee composition requirements as described in the Additional Listing Rules. BLAC regained compliance with the Additional Listing Rules on June 23, 2024.

On February 15, 2024, the Company received a notification from the Listing Qualifications Department of Nasdaq notifying the Company that the Company no longer meets the minimum 300 public holders requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(3) (the “Minimum Public Holders Requirement”). The notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market. The Company submitted a plan to regain compliance with the Minimum Public Holders Rule to Nasdaq on April 1, 2024. On April 17, 2024, the Company received written notice from Nasdaq indicating that the staff of Nasdaq determined, based on its review of the Company’s compliance plan, to grant the Company an extension of time to regain compliance with the Minimum Public Holders Requirement. The terms of the extension are as follows: on or before August 13, 2024, the Company must file with Nasdaq documentation from its transfer agent, or an independent source, demonstrating that its common stock has a minimum of 300 public holders. In the event the Company does not satisfy the terms, the Nasdaq staff will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal the Nasdaq staff’s determination to a Listing Qualifications Panel.

Recent Promissory Notes

On April 8, 2024 and April 17, 2024, the Company issued unsecured promissory notes to Sponsor in the aggregate principal amount of $1,250,000 (the “April Sponsor Notes”). On May 14, 2024, the Company issued an unsecured promissory note to the Sponsor (the “May Sponsor Note”) in the principal amount of $140,000. On July 11, 2024, the Company issued to the Sponsor an unsecured promissory note (the “July Sponsor Note” and together with the April Sponsor Notes and the May Sponsor Note, the “Sponsor Notes”) in the principal amount of $300,000 to the Sponsor. The Sponsor Notes do not bear interest and are payable in full on the earlier of (i) December 31, 2024 or (ii) the date on which the Company consummates an initial business combination. In the event that the Company does not consummate a business combination on or prior to the time provided in the Company’s Amended and Restated Certificate of Incorporation (as subject to extension), the Sponsor agrees to forgive the principal balance of the Sponsor Notes, except to the extent of any funds remaining outside of the Company’s trust account. The following events constitute an event of default under the Sponsor Notes: (i) a failure to pay the principal within five business days of the maturity date and (ii) the commencement of a voluntary or involuntary bankruptcy action.

Results of Operations

Our entire activity since inception through June 30, 2024 related to our formation and IPO, and subsequent to the IPO, related to identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of an initial business combination. We generated non-operating income in the form of interest income on investments held after our IPO. We will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended June 30, 2024, we had a net loss of $97,295 which consisted of general and administrative expenses of $475,544 and provision for income taxes of $87,256, offset by income from investments held in the Trust Account of $465,505. For the three months ended June 30, 2023, we had net income of $301,464 which consisted of income from investments held in the Trust Account of $810,302, offset by general and administrative expenses of $280,273 and provision for income taxes of $228,565.

For the six months ended June 30, 2024, we had a net loss of $157,725 which consisted of general and administrative expenses of $926,325 and provision for income taxes of $177,729, offset by income from investments held in the Trust Account of $946,329. For the six months ended June 30, 2023, we had net income of $411,769, which consisted of income from investments held in the Trust Account of $1,228,030, offset by general and administrative expenses of $558,375 and provision for income taxes of $257,886.

Liquidity and Capital Resources

Our liquidity needs had been satisfied prior to the completion of our IPO through a capital contribution from our Sponsor of $25,000 for the founder shares and an aggregate of $1,498,000 in loans from our Sponsor under unsecured promissory notes. Upon the closing of our IPO, the promissory notes were be deemed to be repaid and settled in connection with the private placement. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans.

The net proceeds from (i) the sale of the Units in our IPO (including the Units sold in the exercise of the Over-Allotment Option), after deducting offering expenses of approximately $1,310,000, underwriting commissions of $1,380,000 and excluding deferred underwriting commissions of $2,070,000, and (ii) the sale of the Private Placement Units for an aggregate purchase price of $4,300,000 was $70,610,000. Of this amount, $70,207,500 was placed in the Trust Account, including $2,070,000 of deferred underwriting commissions. The proceeds held in the Trust Account was invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. In connection with the Special Meeting and the May Special Meeting, $35,995,728 and $17,045,763, respectively, of redemptions from the Trust Account were made leaving $20,327,120 in the Trust Account following the May Special Meeting.

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

As of June 30, 2024, the Company had $119,116 in its operating bank account and a working capital deficit of $3,251,300. The Company’s liquidity needs prior to the consummation of our IPO had been satisfied through proceeds from advances from related party and from the issuance of common stock. Subsequent to the consummation of our IPO, the Company’s liquidity was satisfied through the net proceeds from the consummation of the IPO, the proceeds from the Private Placement Units held outside of the Trust Account and loans from the Sponsor, officers and directors and their affiliates.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Chardan is entitled to a deferred underwriting commission of $2,070,000. The deferred fee will be waived by Chardan in the event that we do not complete an initial business combination, subject to the terms of the underwriting agreement. Also, we have incurred deferred legal fees payable upon consummation of our initial business combination of approximately $864,813 as of June 30, 2024. These fees will only become due and payable upon the consummation of a business combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of June 30, 2024 because of the identification of material weaknesses in our internal control over financial reporting with respect to the use by the Company of funds withdrawn for the payment of franchise tax and income tax liabilities for the payment of general corporate expenses, failure of the Company to timely receive Audit Committee of the Board of Directors approval for of related party transactions, failure to timely and properly document certain related party financing transactions and insufficient personnel in its accounting and finance reporting group.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than enhancing controls to ensure the Company has oversight of the cash availability for operating needs, including more clearly designating in the Company’s internal books and records the cash that is restricted in its use, and requiring management to report to the Audit Committee of the Board of Directors any related party transactions that are above $10,000 and any working capital transactions that would lower the Company’s working capital account to lower than its immediate tax obligations.

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

As a result of the stockholder redemptions in connection with the May Special Meeting, Kuk Hyoun Hwang, through his ownership and control over the Sponsor and affiliated entities, currently possesses beneficial ownership of and controlling voting power with respect to, a majority of our outstanding common stock, which will limit public stockholders’ influence on corporate matters. Additionally, Mr. Hwang has agreed to vote in favor of the initial business combination with OSR Holdings Co., Ltd., regardless of how public stockholders vote.
As a result of the stockholder redemptions in connection with the May Special Meeting, Mr. Hwang is entitled to vote an aggregate of approximately 50.4% of our common stock, which represents a majority of outstanding shares of common stock. As such, Mr. Hwang has the ability to control our affairs through the election and removal of the entire Board and all other matters requiring stockholder approval, including a future business combination, merger or consolidation, or a sale of all or substantially all of our assets. This concentrated control limits the influence of our public stockholder on corporate matters and could discourage others from initiating any such potential merger, consolidation or sale or other change-of-control
transaction that may otherwise be beneficial to our stockholders. Furthermore, this concentrated control will limit the practical effect of stockholders’ participation in corporate matters, through stockholder votes and otherwise.
In addition, Mr. Hwang has agreed to vote his shares in favor of the initial business combination with OSR Holdings Co., Ltd. These shares are sufficient to approve the initial business combination and all other proposals being presented at the relevant meeting. Accordingly, when we present the initial business to our stockholders for a vote, we expect to be able to obtain the necessary stockholder approval for such business combination and other proposals, even if our public stockholders vote against the business combination and such proposals.
If we seek stockholder approval of our initial business combination, our Sponsor, officers and directors and Chardan have agreed to vote in favor of such initial business combination, regardless of how our other public stockholders vote.
Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and placement shares, as well as any public shares purchased during or after our IPO (including in open market and privately negotiated transactions), in favor of our initial business combination. In addition, Chardan has agreed to vote all equity participation shares as well as any public shares purchased during or after our IPO (including in open market and privately negotiated transactions) in favor of our initial business combination. Our initial stockholders, officers, directors and Chardan own shares representing approximately 53.3% of our outstanding shares of common stock. As a result, we will not need the affirmative vote of any shares of common stock held by public stockholders in order to approve an initial business combination.
We are currently not in compliance with the Nasdaq continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our securities could be delisted, which could affect our securities’ market price and liquidity.
On February 15, 2024, we received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(3), which requires us to have at least 300 public holders for continued listing on the Nasdaq Capital Market (the “Minimum Public Holders Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Capital Market. We submitted a plan to regain compliance with the Minimum Public Holders Rule to Nasdaq on April 1, 2024. On April 17, 2024, we received written notice that the staff of Nasdaq determined, based on its review of our compliance plan, to grant an extension of time to regain compliance with the Minimum Public Holders Requirement. The terms of the extension are as follows: on or before August 13, 2024, we must file with Nasdaq documentation from its transfer agent, or an independent source, demonstrating that its common stock has a minimum of 300 public holders. In the event we do not satisfy the terms, the Nasdaq staff will provide written notification that our securities will be delisted. At that time, we may appeal the determination to a Listing Qualifications Panel.
We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, we qualify for exemptions from certain corporate governance requirements.
As a result of the stockholder redemptions in connection with the May Special Meeting, our current Chief Executive Officer and member of our Board of Directors, Mr. Kuk Hyoun Hwang, is entitled to vote an aggregate of approximately 50.4% of our common stock, which represents a majority of our outstanding shares of common stock. As a result, we are considered a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of the Nasdaq;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.

ITEM 6.	EXHIBITS

The following exhibits are being filed herewith, or incorporated by reference into, this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

2.1

Amended and Restated Business Combination Agreement, dated as of May 23, 2024, between Bellevue Life Sciences Acquisition Corp. and OSR Holdings Co., Ltd. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on May 30, 2024)*

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 15, 2023)

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bellevue Life Sciences Acquisition Corp. dated as of November 9, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on November 15, 2023)

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bellevue Life Sciences Acquisition Corp. dated as of February 9, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 13, 2024)

3.4

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bellevue Life Sciences Acquisition Corp. dated as of May 14, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on May 14, 2024)

3.5	By-Laws (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on May 10, 2022)

10.1

Promissory Note, dated April 8, 2024, issued by Bellevue Life Sciences Acquisition Corp. to Bellevue Global Life Sciences Investors LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on April 11, 2024)

10.2

Promissory Note, dated April 17, 2024, issued by Bellevue Life Sciences Acquisition Corp. to Bellevue Global Life Sciences Investors LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on April 22, 2024)

10.3

Promissory Note, dated May 14, 2024, issued by Bellevue Life Sciences Acquisition Corp. to Bellevue Global Life Sciences Investors LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on May 14, 2024)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase document**

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101**

*	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished separately to the SEC upon request.
**	Filed herewith
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.

August 19, 2024	By:	/s/ Kuk Hyoun Hwang
Kuk Hyoun Hwang
Chief Executive Officer and Director
(Principal Executive Officer)

August 19, 2024	By:	/s/ David J. Yoo
David J. Yoo
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)