Form 10-Q
period 2024-09-30
Bellevue Life Sciences Acquisition Corp.
filed 2024-11-14
CIK 1840425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delawar e	001-41390	84-5052822
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

10900 NE 4th Street, Suite 2300 Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)
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
of the Exchange Act). Yes ☒ No ☐
As of November 12, 2024, there were 4,041,221 shares of common stock, par value $0.0001 per share issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
BELLEVUE LIFE SCIENCES ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash	$12,236	$15,419
Prepaid expenses	27,372	7,208

Total current assets	39,608	22,627
Investments held in Trust Account	20,886,019	36,605,106

Total Assets	$20,925,627	$36,627,733

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,259,291	$1,081,753
Income taxes payable	286,367	524,562
Excise tax payable	530,415	359,957
Notes payable - related party	1,778,000	—
Due to affiliate	87,000	72,000

Total current liabilities	3,941,073	2,038,272
Deferred underwriting commissions	2,070,000	2,070,000

Total liabilities	6,011,073	4,108,272

Commitments and Contingencies
Common stock subject to possible redemption, 1,886,221 shares issued and outstanding at redemption value of $ 10.96 per share and 3,467,954 shares issued and outstanding at redemption value of $ 10.50 per share at September 30, 2024 and December 31, 2023, respectively	20,668,509	36,426,253
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,155,000 issued and outstanding (excluding 1,886,221 shares subject to possible redemption) at September 30, 2024 and 2,155,000 issued and outstanding (excluding 3,467,954 shares subject to possible redemption) at December 31, 2023	216	216
Additional paid-in capital	—	—
Accumulated deficit	(5,754,171)	(3,907,008)

Total stockholders’ deficit	(5,753,955)	(3,906,792)

Total Liabilities and Stockholders’ Deficit	$20,925,627	$36,627,733

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
EXPENSES
General and administrative expenses	$454,132	$410,431	$1,380,457	$968,806

Loss from operations	(454,132)	(410,431)	(1,380,457)	(968,806)

Other income:
Interest earned on investments held in the Trust Account	269,204	618,499	1,215,533	1,846,529

Total other income	269,204	618,499	1,215,533	1,846,529

Loss (income) before provision for income taxes	(184,928)	208,068	(164,924)	877,723
Provision for income taxes	(46,033)	(129,885)	(223,762)	(387,771)

NET LOSS (INCOME)	$(230,961)	$78,183	$(388,686)	$489,952

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,041,221	9,055,000	4,866,724	7,780,824

Diluted	4,041,221	9,055,000	4,866,724	7,822,857

BASIC AND DILUTED NET LOSS (INCOME) PER SHARE
Basic	$(0.06)	$0.01	$(0.08)	$0.06

Diluted	$(0.06)	$0.01	$(0.08)	$0.03

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three and Nine Months Ended September 30, 2024 and 2023
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, December 31, 2023	2,155,000	$216	$—	$(3,907,008)	$(3,906,792)
Accretion of common stock to redemption value	—	—	—	(340,351)	(340,351)
Net loss	—	—	—	(60,430)	(60,430)

Balance, March 31, 2024 (unaudited)	2,155,000	$216	$—	$(4,307,789)	$(4,307,573)
Accretion of common stock to redemption value	—	—	—	(328,249)	(328,249)
Excise tax payable attributable to redemption of common stock	—	—	—	(170,458)	(170,458)
Net loss	—	—	—	(97,295)	(97,295)

Balance, June 30, 2024 (unaudited)	2,155,000	$216	$—	$(4,903,791)	$(4,903,575)
Accretion of common stock to redemption value	—	—	—	(619,419)	(619,419)
Net loss	—	—	—	(230,961)	(230,961)

Balance, September 30, 2024 (unaudited)	2,155,000	$216	$—	$(5,754,171)	$(5,753,955)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, December 31, 2022	1,725,000	$173	$24,827	$(62,508)	$(37,508)
Sale of 430,000 Private Placement Units	430,000	43	4,299,957	—	4,300,000
Fair value of warrants and rights included in the Units sold in the Initial Public Offering and in the exercise of the over-allotment	—	—	1,236,527	—	1,236,527
Accretion of common stock to redemption value	—	—	(5,561,311)	(1,878,249)	(7,439,560)
Net income	—	—	—	110,305	110,305

Balance, March 31, 2023 (unaudited)	2,155,000	$216	$—	$(1,830,452)	$(1,830,236)
Remeasurement of common stock subject to redemption	—	—	—	(565,737)	(565,737)
Net income	—	—	—	301,464	301,464

Balance, June 30, 2023 (unaudited)	2,155,000	$216	$—	$(2,094,725)	$(2,094,509)
Remeasurement of common stock subject to redemption	—	—	—	(438,614)	(438,614)
Net income	—	—	—	78,183	78,183

Balance, September 30, 2023 (unaudited)	2,155,000	$216	$—	$(2,455,156)	$(2,454,940)

The accompanying notes are an integral part of the unaudited condensed financial stat em
ents.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss (income)	$(388,686)	$489,952
Adjustments to reconcile net loss (income) to net cash used in operating activities:
Interest earned on investments held in the Trust Account	(1,215,533)	(1,846,529)
Changes in operating assets and liabilities:
Prepaid expenses	(20,164)	(24,459)
Accounts payable and accrued expenses	177,538	453,992
Income taxes payable	(238,195)	387,771

Net cash flows used in operating activities	(1,685,040)	(539,273)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account for payment to redeeming stockholders	17,045,763	—
Investment of cash in Trust Account	(430,000)	—
Withdrawal of interest from Trust Account to pay taxes	318,857	—
Cash deposited in Trust Account	—	(70,207,500)

Net cash flows provided by (used in) investing activities	16,934,620	(70,207,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(17,045,763)	—
Proceeds from Initial Public Offering, net of underwriters’ fees	—	59,670,000
Proceeds from over-allotment option	—	9,157,500
Proceeds from private placement	—	4,300,000
Proceeds from note payable - related party	1,778,000	—
Payment of offering costs	—	(1,447,273)
Proceeds from note payable - Sponsor	—	200,000
Repayments to note payable - Sponsor	—	(1,200,000)
Proceeds from affiliate	15,000	—

Net cash flows (used in) provided by financing activities	(15,252,763)	70,680,227

NET CHANGE IN CASH	(3,183)	(66,546)
CASH, BEGINNING OF PERIOD	15,419	124,501

CASH, END OF PERIOD	$12,236	$57,955

Supplemental disclosure of cash flow information Cash paid during the periods for:
Income taxes	$461,957	$—

Supplemental disclosure of noncash investing and financing activities
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$2,070,000

The accompanying notes are an integral part of the unau
dite
d condensed financial statements.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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
As of September 30, 2024, the Company had not commenced any operations. All activity since inception relates to the Company’s formation and the initial public offering (“Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income from the proceeds derived from the Initial Public Offering.
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
These Public Shares were recorded at a redemption value and classified as temporary equity upon the closing of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Charter”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) have agreed to vote its Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination.
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
Notwithstanding the foregoing, if the Company seeks stockholder approval of its Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Company’s Charter provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to more than an aggregate of
 15% of more of the shares of Common Stock sold in the Initial Public Offering without the prior consent of the Company.
The Company’s Initial Stockholders and Chardan Capital Markets, LLC (“Chardan”), the representative of the underwriters, have agreed not to propose or vote in favor of an amendment to the Company’s Charter (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem
 100% of its Public Shares if the Company does not complete a Business Combination within nine months or such other time period as the stockholders may approve from the closing of the Initial Public Offering (the “Combination Period”) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business
Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public shares in conjunction with such an amendment.

Pursuant to the Charter, if the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly and as reasonably possible, but not more than ten business days thereafter, redeem
 100% of the outstanding Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
May 2024 Special Meeting
On May 10, 2024, the Company convened a special meeting of its stockholders as scheduled and adjourned without any business being conducted. The meeting was reconvened on May 14, 2024 (the “May Special Meeting”). At the May Special Meeting, the Company’s stockholders approved the proposal to amend the Company’s Charter to extend the date by which the Company must consummate a business combination from May 14, 2024 to November 14, 2024. Following such approval by the Company’s stockholders, the Company has subsequently amended the Charter to extend the date by which the Company must consummate a business combination to November 14, 2024. In connection with the May Special Meeting, 1,581,733 shares of common stock of the Company were tendered for redemption at a redemption price of approximately $10.78 per share for an aggregate redemption amount of $17,045,763, leaving $20,327,120 in the Trust Account immediately after the redemptions and a tax withdrawal by the Company of $218,857. Additionally, the Company deposited an extension payment of $50,000 into the Trust Account on each of May 14, 2024, June 13, 2024, July 12, 2024, August 13, 2024, September 10, 2024, and October 11, 2024.
Franchise and Income Tax Withdrawal
In November 2023, the Company withdrew $561,957
of interest income earned in the Trust Account for payment of the Company’s franchise tax and income tax liabilities as permitted by the terms of the Trust Agreement governing the Trust Account. The Company deposited the funds in the Company’s unrestricted general account and they were used for the payment of general operating expenses. On April 16, 2024, the Company paid $461,957 in income taxes. On April 17, 2024, the Company withdraw of
$100,000
of interest income earned in the Trust Account for payment of the Company’s state franchise tax and income tax liabilities as permitted by the terms of the Trust Agreement governing the Trust Account. On May 20, 2024, the Company paid $193,183 in franchise taxes. On May 23, 2024, the Company withdrew $218,857 of interest income earned in the Trust Account for payment of the Company’s franchise tax and income tax liabilities as permitted by the terms of the Trust Agreement governing the Trust Account. The Company deposited the funds in the Company’s unrestricted general account and they were used for payment of general operating expenses. As of September 30, 2024, the Company withdrew $880,814 of interest income earned in the Trust Account for payment of the Company’s franchise tax and income tax liabilities as permitted by the terms of the Trust Agreement governing the Trust Account and paid $655,140 in franchise and incomes taxes resulting in $225,674 having been withdrawn from the Trust Account and not used to pay franchise and income taxes. As of September 30, 2024, the Company’s obligations for franchise taxes remain payable.
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
As previously reported by the Company on Form
8-K
filed on June 13, 2024, due to the resignation of directors effective on June 7, 2024, the Company notified the Listing Qualifications Department of Nasdaq that the Company was not currently in compliance with Nasdaq’s majority independent board, compensation committee composition and audit committee composition requirements as described in Nasdaq Listing Rules 5605(b)(1), 5605(d)(2)(A) and 5605(c)(2)(A), respectively (the “Additional Listing Rules”). BLAC regained compliance with the Additional Listing Rules on June 23, 2024.
On February 15, 2024, the Company received a notification from the Listing Qualifications Department of Nasdaq notifying the Company that the Company no longer meets the minimum 300 public holders requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(3) (the “Minimum Public Holders Requirement”). The notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market. On April 1, 2024, the Company submitted to Nasdaq a plan to regain compliance with the Minimum Public Holders Requirement and, on April 17, 2024, the staff of Nasdaq approved the plan and granted the Company an extension until August 13, 2024 to demonstrate compliance with the Minimum Public Holders Requirement (the “Compliance Period”).

On August 20, 2024, the Company received written notice (the “Second Notice”) from Nasdaq stating that the Company has not regained compliance with the Minimum Public Holders Requirement within the Compliance Period. In accordance with the Second Notice, the Company timely requested a hearing before the Hearings Panel (the “Panel”), which automatically stayed any suspension or delisting action of the Company’s securities, and the hearing was held on October 1, 2024. On October 4, 2024, the Panel granted the Company’s request for continued listing on the Nasdaq, subject to the requirement that on or before February 17, 2025, the Company shall demonstrate compliance with Listing Rule 5505, and that during the exception period, the Company shall provide prompt notification of any significant events that occur during this time that may affect the Company’s compliance with Nasdaq requirements.
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
Accordingly, the unaudited condensed financial statements do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
as of and for the year ended December 31, 2023 as filed with SEC on April 17, 2024.
Liquidity and Going Concern
As of September 30, 2024, the Company had $12,236 in its operating bank account and a working capital deficit of $ 3,901,465. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from advances from related party and from the issuance of common stock. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity was satisfied through the net proceeds from the consummation of the Initial Public Offering, the proceeds from the Private Placement Units held outside of the Trust Account and loans from the Sponsor, officers and directors and their affiliates.
Based on the foregoing and the limited amount of working capital that the Company received into the operating account from the Private Placement and issuances of promissory notes, management believes that the Company will not have sufficient working capital to meet its working capital needs through the earlier of the consummation of an Initial Business Combination or February 14, 2025 (subject to extension by approval of the Company’s stockholders). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Over this time period, the Company has used and will be using the remaining funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination. Further needs for operating capital beyond the Company’s current operating cash balance may need to be funded through loans from the Company’s Sponsor, officers and directors and their affiliates. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the Company is unable to complete a Business Combination by February 14, 2025 (subject to extension by approval of the Company’s stockholders), the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution combined with uncertainty as to whether the Company has sufficient liquidity to fund operations through the liquidation date or thereafter should a deferral occur raises substantial doubt about the Company’s ability to continue as a going concern. Management will seek to complete a business combination.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $12,236 and $15,419 in cash held in its operating account as of September 30, 2024 and December 31, 2023, respectively. The Company had no cash equivalents as of September 30, 2024 and December 31, 2023.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the financial statements, primarily due to their short-term nature.

Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets. The fair values of cash and amounts due to related parties are estimated to approximate the carrying values as of September 30, 2024 and December 31, 2023 due to the short maturities of such instruments.
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
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s common stock sold in the Initial Public Offering and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, 1,886,221 and 3,467,954, respectively, shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to difference between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of September 30, 2024 and December 31, 2023.
The Company is subject to franchise tax filing requirements in the State of Delaware.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
On June 23, 2023, the Sponsor loaned to the Company $200,000 to fund working capital requirements and in exchange therefor the Company issued to the Sponsor an unsecured promissory note in the principal amount of $200,000. This note is non-interest-bearing
and is payable in full on the earlier of: (i) December 31, 2024 or (ii) the date on which the Company consummates an initial Business Combination. In the event that the Company does not consummate an initial Business Combination, the note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. At the Sponsor’s discretion, the principal balance of the note may be converted at any time prior to the consummation of the Business Combination into units identical to the private placement units at a price of $10.00 per Unit. As of September 30, 2024 and December 31, 2023, the outstanding balance of this note was $0.

On November 13, 2023, Bellevue Capital Management LLC (“BCM”) loaned to the Company $180,000 and in exchange therefor the Company issued to BCM an unsecured promissory note in the principal amount of $180,000. The proceeds of this loan were used to fund the payment to extend the date by which the Company must consummate an initial Business Combination to February 14, 2024. The note is non-interest
bearing and is payable in full on the earlier of: (i) December 31, 2024 or (ii) the date on which the Company consummates an initial Business Combination. In the event that the Company does not consummate the Business Combination, this note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. As of September 30 30, 2024 and December 31, 2023, the outstanding balance of this note was $0.
On February 9, 2024, the Company issued an unsecured promissory note in the principal amount of $75,000 to Jun Chul Whang, a member of the Company’s Board, and on September 20, 2024 amended the terms of the agreement (the note, as amended, the “JCW Promissory Note”). The JCW Promissory Note is not interest bearing and is payable in full on the earlier of: (i) March 31, 2025 or (ii) the date on which the Company consummates an initial business combination (the “JCW Maturity Date”). In the event that the Company does not consummate a business combination on or prior to the time provided in the Company’s Charter (as subject to extension), Mr. Whang agrees to forgive the principal balance of the JCW Promissory Note, except to the extent of any funds remaining outside of the Company’s trust account, if any. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the JCW Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy action. As of September 30, 2024, the outstanding balance of this note was
$75,000.
On March 8, 2024, the Company issued an unsecured promissory note in the principal amount of $60,000 to Josh Pan, a member of Bellevue Capital Management LLC and on September 20, 2024 amended the terms of the agreement (the note, as amended, the “JP Promissory Note”). The JP Promissory Note is not interest bearing and is payable in full on the earlier of: (i) March 31, 2025 or (ii) the date on which the Company consummates an initial business combination (the “JP Maturity Date”). In the event that the Company does not consummate a business combination on or prior to the time provided in the Company’s Charter (as subject to extension), Mr. Pan agrees to forgive the principal balance of the Promissory Note, except to the extent of any funds remaining outside of the Company’s Trust Account, if any. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the JP Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy action. As of September 30, 2024, the outstanding balance of this note was
$60,000.
On April 8, 2024, the Company issued an unsecured promissory note (the “April Sponsor Note”) in the principal amount of $1,200,000 to the Sponsor. The April Sponsor Note is not interest bearing and is payable in full on the earlier of (i) December 31, 2024 or (ii) the date on which the Company consummates an initial Business Combination (the “April Sponsor Note Maturity Date”). In the event that the Company does not consummate a Business Combination on or prior to the time provided in the Company’s Charter (as subject to extension), the Sponsor agrees to forgive the principal balance of the April Sponsor Note, except to the extent of any funds remaining outside of the Company’s Trust Account, if any. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the April Sponsor Note Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy action. As of September 30, 2024, the outstanding balance of this note was
$1,200,000.
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
. In the event that the Company does not consummate a Business Combination on or prior to the time provided in the Company’s Charter (as subject to extension), the Sponsor agrees to forgive the principal balance of the Second April Sponsor Note, except to the extent of any funds remaining outside of the Company’s Trust Account, if any. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Second April Sponsor Note Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy action. As of September 30, 2024, the outstanding balance of this note was $23,000.

On May 14, 2024, the Company issued an unsecured promissory note (the “May Sponsor Note”) in the principal amount of $140,000 to the Sponsor. The May Sponsor Note is not interest bearing and is payable in full on the earlier of: (i) December 31, 2024 or (ii) the date on which the Company consummates an initial Business Combination (the “May Sponsor Note Maturity Date”). In the event that the Company does not consummate a Business Combination on or prior to the time provided in the Company’s Charter (as subject to extension), the Sponsor agrees to forgive the principal balance of the May Sponsor Note, except to the extent of any funds remaining outside of the Company’s Trust Account, if any. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the May Sponsor Note Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy action. As of September 30, 2024, the outstanding balance of this note was
$140,000.
On July 11, 2024, the Company issued an unsecured promissory note (the “July Promissory Note”) in the principal amount of $280,000 to the Sponsor. The July Promissory Note is not interest bearing and is payable in full on the earlier of: (i) December 31, 2024 or (ii) the date on which the Company consummates an initial business combination (the “July Promissory Note Maturity Date”). In the event that the Company does not consummate a business combination on or prior to the time provided in the Company’s Charter (as subject to extension), Sponsor agrees to forgive the principal balance of the July Promissory Note, except to the extent of any funds remaining outside of the Company’s trust account, if any. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the July Promissory Note Maturity Date the commencement of a voluntary or involuntary bankruptcy action. As of September 30, 2024, the outstanding balance of this note was
$280,000.
The outstanding balance was $1,778,000 as of September 30, 2024 recorded as notes payable – related party.
Working Capital Loans
In addition to the loans described above, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Loans made by Chardan or any of its related persons, if any, will not be convertible into any of the Company’s securities, and Chardan and its related persons will have no recourse with respect to their ability to convert their loans into any of the Company’s securities. As of September 30, 2024 and December 31, 2023, no Working Capital Loans were outstanding.
Administrative Support Agreement
Beginning on March 1, 2023, the Company agreed to pay BCM, an affiliate of members of the Sponsor, a total of $7,500 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended September 30, 2024 and 2023, the Company incurred $22,500 and $22,500, respectively, of administrative support fees which are included in general and administrative expenses in the accompanying statements of operations. During the nine months ended September 30, 2024 and 2023, the Company incurred $67,500 and $52,500 , respectively, of administrative support fees which are included in general and administrative expenses in the accompanying statements of operations. As of September 30, 2024 and December 31, 2023, the outstanding balance was $30,000 and $15,000, respectively, recorded as due to affiliate.

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
The outstanding balance was $57,000 as of September 30, 2024 and December 31, 2023, recorded as due to affiliate.
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
Excise Tax Liability
The Inflation Reduction Act (“IR Act”) of 2022 imposes a 1% Excise Tax Liability on the repurchase of corporate stock by a publicly traded U.S. corporation following December 31, 2022. For purposes of the Excise Tax Liability, a repurchase will generally include redemptions, corporate buybacks and other transactions in which the corporation acquires its stock from a stockholder in exchange for cash or property, subject to exceptions for de minimis transactions and certain reorganizations.
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
At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s fiscal 2023 income tax provision as there were redemptions by the public stockholders in November 2023 and May 2024; as a result, the Company recorded $530,415 and $359,957 excise tax liability as of September 30, 2024 and December 31, 2023, respectively. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.
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
The following is a reconciliation of the Company’s common stock subject to possible redemption as of September 30, 2024:

Common Stock Subject to Possible Redemption
Gross proceeds from Initial Public Offering	$69,000,000
Less: Proceeds allocated to public warrants and rights	(1,236,527)
Offering costs allocated to common stock subject to possible redemption	(4,791,126)
Less: Redemption of common stock in connection with Trust extension	(35,995,728)
Plus: Accretion on common stock subject to possible redemption	9,449,634

Balance, December 31, 2023	$36,426,253
Less: Redemption of common stock in connection with Trust extension	(17,045,763)
Plus: Accretion on common stock subject to possible redemption	1,288,019

Balance, September 30, 2024	$20,668,509

NOTE 7–STOCKHOLDERS’ DEFICIT
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.
Common Stock
Pursuant to the Charter, the Company is authorized to issue
 100,000,000 shares of Common Stock, $0.0001 par value.

As of September 30, 2024 there were 2,155,000 shares of Common Stock outstanding, excluding 1,886,221 shares of common stock subject to possible redemption that are reflected in temporary equity in the balance sheets. As of December 31, 2023, there were 2,155,000 shares of Common Stock outstanding, excluding 3,467,954 shares of common stock subject to possible redemption that are reflected in temporary equity in the balance sheets.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders.
Warrants
As of September 30, 2024 and December 31, 2023, there were 7,330,000 Warrants outstanding. The Warrants that are a part of the Units (the “Warrants”) may be exercised at a price of $11.50 per share, subject to adjustment as described in this prospectus. The Public Warrants will become exercisable on 30 days after the completion of a Business Combination.
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
common stock basis.
NOTE 8—FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets that are measured at fair value
on September 30, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine
such fair value:

	September 30, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$20,886,019	$20,886,019	$—	$—

The following table presents information about the Company’s assets that are measured at fair value on
December
31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$36,605,106	$36,605,106	$—	$—

There were no transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2024 and year ended
December
31, 2023.
NOTE 9–SUBSEQUENT EVENTS
The Company evaluated subsequent events to determine if events or transactions occurred after the condensed balance sheet date up to the
date the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than the following:
Subscription Agreement
On October 4, 2024, the Company and Toonon Partners Co., Ltd. (“Toonon”) entered into a subscription agreement (the “Subscription Agreement”), pursuant to which, among other things, the Company has agreed to issue and sell to Toonon, and Toonon has agreed to subscribe for and purchase, 222,222 shares (the “PIPE Shares”) of Series A Preferred Stock of the Company (the “Series A Preferred Stock”) for $90.00 per share (the “Series A Original Issue Price”) representing an aggregate purchase price of $20,000,000 (the “PIPE Investment”). Prior to closing of the PIPE Investment, the Company intends to file with the Secretary of State of the State of Delaware a Certificate of Designations (the “Certificate of Designations”) setting forth the rights and preferences of the Series A Preferred Stock, which have been agreed to between the Company and Toonon. Such rights and preferences include, among others, that (1) dividends will accrue at a rate of 5% per annum of the Series A Original Issue Price (except as otherwise provided for in the Certificate of Designations) to be payable only when, as, and if declared by the board of directors of the Company or as otherwise specifically provided in the Certificate of Designations; (2) the Series A Preferred Stock is convertible, at the option of the holder thereof, into shares of common stock of the Company (“Common Stock”) in an amount equal to the quotient of (i) the Series A Original Issue Price plus all unpaid accruing dividends as of the date of the conversion and (ii) the then applicable conversion price (as adjusted, the “Conversion Price”) The initial Conversion Price is $9.00 resulting in each share of Series A Preferred Stock being convertible into 10 shares of Company common stock. Beginning on the one-year
anniversary of the original issue date (the “Original Issue Date”), the Company has the option, in its sole discretion, to redeem all or a portion of the then outstanding shares of Series A Preferred Stock, for an amount equal to the Series A Original Issue Price plus all unpaid accruing dividends as of the date of the redemption; provided, that, for purposes of calculating the accruing dividends in the event of a redemption, dividends will have been deemed to have accrued at a rate of 7.0% per annum of the Series A Original Issue Price (the “Redemption Price”). Beginning on the three-year anniversary of the Original Issue Date, any holder of Series A Preferred Stock may demand that the Company redeem all or a portion of such holder’s Series A Preferred Stock in an amount equal to the Redemption Price. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Subscription Agreement.

The proceeds of the PIPE Investment will be used by the Company for working capital and general corporate purposes following the closing of the Business Combination. The Subscription Agreement contains customary representations and warranties of the Company and Toonon, and customary conditions to closing, including (i) the consummation of the Business Combination and (ii) certification by an officer of the Company that the Certificate of Designations has been filed with the Secretary of State of the State of Delaware and is in full force and effect.
Additionally, pursuant to the Subscription Agreement, the Company and Toonon will enter into a registration rights agreement prior to closing of the PIPE Investment, pursuant to which, among other things, the Company will be obligated to (i) file a registration statement to register the common stock issuable upon conversion of the PIPE Shares as soon as practicable following the receipt of written demand from Toonon, and (ii) use its commercially reasonable efforts to effect such registration, subject to certain exceptions. The PIPE Shares to be sold in connection with the PIPE Investment will be exempt from registration pursuant to Regulation S under the U.S. Securities Act of 1933, as amended.
Promissory Notes
On October 10, 2024, the Company issued an unsecured promissory note to Jun Chul Whang, a member of the Company’s Board (the “Second JCW Promissory Note”) in the principal amount of $40,000 to Mr. Whang for its receipt of $40,000 to fund working capital and other expenses of the Company. The Second JCW Promissory Note is non-interest
bearing and is payable in full on the earlier of (i) November 9, 2024, (ii) at such time the Company raises additional working capital funds, or (iii) the date on which the Company consummates an initial business combination. In the event that the Company does not consummate an initial business combination on or prior to the time provided in the Charter, as amended, Mr. Whang agrees to forgive the principal balance of the Second JCW Promissory Note, except to the extent of any funds remaining outside of the Company’s trust account, if any. As a result of raising additional working capital funds through the Duksung Promissory Note (defined below), the Company repaid the Second JCW Promissory Note in full on October 28, 2024.
On October 16, 2024, the Company issued an unsecured promissory note to Duksung Co., LTD. (“Duksung”) in the principal amount of $800,000 (the “Duksung Promissory Note”). The Duksung Promissory Note bears interest at a simple rate of 5% per annum; provided, however, solely for purposes of prepayment pursuant to a redemption of the Duksung Promissory Note, interest shall be deemed to have accrued at a simple rate of 7% per annum, and, unless earlier converted or redeemed, is payable in full on October 15, 2025 (the “Duksung Promissory Note Maturity Date”). In the event of, and simultaneously with the closing of a Qualified PIPE Financing (as defined in the Duksung Promissory Note), the Duksung Promissory Note automatically converts into Company common stock in an amount equal to the quotient (rounded to the nearest whole share) obtained by dividing (a) the outstanding principal amount and unpaid accrued interest under the Duksung Promissory Note by (b) eight dollars and ten cents ($8.10) (the “Conversion”). The Conversion shall constitute satisfaction in full of the obligations of the Company under the Duksung Promissory Note. In the event a Qualified PIPE Financing does not occur on or before March 31, 2025 (the “PIPE Outside Date”), the Company may prepay the Duksung Promissory Note, in whole or in part, at any time after the PIPE Outside Date. The amount to be paid pursuant to any such prepayment shall include the outstanding principal amount plus accrued and unpaid interest calculated at a simple rate of 7% from the issuance date.
On October 25, 2024, OSR Holdings Co., Ltd. issued a promissory note to the Company in the aggregate principal amount of $300,000 (the “OSR Holdings Promissory Note”) to fund working capital and other expenses of OSR Holdings. The OSR Holdings Promissory Note bears interest at a rate of three and ninety-six
hundredths’ percent (3.96%) per annum and shall be compounded semi-annually. The OSR Holdings Promissory Note is payable on October 25, 2025 (the “Maturity Date”) and all accrued interest shall be payable on the Maturity Date. The following events constitute an event of default under the OSR Holdings Promissory Note: (i) a failure to pay the outstanding balance due within five (5) business days of the Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy action.
Franchise Tax Payment
On October 29, 2024, the Company paid $127,200 in franchise taxes.
Annual Meeting of Stockholders
On November 12, 2024, the Company held an annual meeting of its stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved two proposals to amend the Company’s Charter. The stockholders approved a proposal to amend the Charter to allow the Company to extend the date by which the Company must consummate a business combination from November 14, 2024 to February 14, 2025 (the “Extension Amendment Proposal”). The stockholders also approved a proposal to amend the Charter to remove the net tangible asset requirement in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the SEC (the “NTA Requirement Amendment Proposal”, and together with the Extension Amendment Proposal, the “Charter Amendment”). The Charter Amendment was filed with the Delaware Secretary of State and has an effective date of November 12, 2024. The stockholders also duly elected each of the five (5) existing directors to the Company’s Board of Directors until the next annual meeting of stockholders following this annual meeting or until each such director’s successor is elected and qualified, subject to his earlier death, resignation or removal. In connection with the votes to approve the Extension Amendment Proposal and NTA Requirement Amendment Proposal, 1,766,469 shares of common stock of the Company were tendered for redemption.

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

May Special Meeting

On May 10, 2024, the Company convened a special meeting of its stockholders as scheduled and adjourned without any business being conducted. The meeting was reconvened on May 14, 2024 (the “May Special Meeting”). At the May Special Meeting, the Company’s stockholders approved the proposal to amend the Company’s Charter to extend the date by which the Company must consummate a business combination from May 14, 2024 to November 14, 2024. Following such approval by the Company’s stockholders, the Company has subsequently amended the Charter to extend the date by which the Company must consummate a business combination to November 14, 2024. In connection with the May Special Meeting, 1,581,733 shares of common stock of the Company were tendered for redemption at a redemption price of approximately $10.78 per share for an aggregate redemption amount of $17,045,763, leaving $20,327,120 in the Trust Account immediately after the redemptions and a tax withdrawal by the Company of $218,857. Additionally, the Company deposited an extension payment of $50,000 into the Trust Account on each of May 14, 2024, June 13, 2024, July 12, 2024, August 13, 2024, September 10, 2024, and October11, 2024.

Annual Meeting of Stockholders

On November 12, 2024, the Company held an annual meeting of its stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved two proposals to amend the Company’s Charter. The stockholders approved a proposal to amend the Charter to allow the Company to extend the date by which the Company must consummate a business combination from November 14, 2024 to February 14, 2025 (the “Extension Amendment Proposal”). The stockholders also approved a proposal to amend the Charter to remove the net tangible asset requirement in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the SEC (the “NTA Requirement Amendment Proposal”, and together with the Extension Amendment Proposal, the “Charter Amendment”). The Charter Amendment was filed with the Delaware Secretary of State and has an effective date of November 12, 2024.The stockholders also duly elected each of the five (5) existing directors to the Company’s Board of Directors until the next annual meeting of stockholders following this annual meeting or until each such director’s successor is elected and qualified, subject to his earlier death, resignation or removal. In connection with the votes to approve the Extension Amendment Proposal and NTA Requirement Amendment Proposal, 1,766,469 shares of common stock of the Company were tendered for redemption.

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

Termination

The A&R BCA may be terminated, and the Business Combination and the other Transactions may be abandoned at any time prior to the Effective Time, notwithstanding any requisite approval and adoption of the A&R BCA and the Transactions by the stockholders of OSR Holdings or the Company, as follows: (i) by mutual written consent of the Company and OSR Holdings; (ii) by either the Company or OSR Holdings if the Effective Time shall not have occurred prior to November 14, 2024 subject to certain exceptions; (iii) by either the Company or OSR Holdings if any Governmental Authority, including in the United States or the Republic of Korea, shall have taken action to prevent or prohibit the Business Combination; (iv) by either the Company or OSR Holdings if any of the BLAC Proposals shall fail to receive the requisite vote for approval at the BLAC Stockholders’ Meeting; (v) by the Company upon a material breach of any representation, warranty, covenant or agreement on the part of OSR Holdings set forth in the A&R BCA; or (vi) by OSR Holdings upon a material breach of any representation, warranty, covenant or agreement on the part of the Company set forth in the A&R BCA.

Subscription Agreement

On October 4, 2024, the Company and Toonon Partners Co., Ltd. (“Toonon”) entered into a subscription agreement (the “Subscription Agreement”), pursuant to which, among other things, the Company has agreed to issue and sell to Toonon, and Toonon has agreed to subscribe for and purchase, 222,222 shares (the “PIPE Shares”) of Series A Preferred Stock of the Company (the “Series A Preferred Stock”) for $90.00 per share (the “Series A Original Issue Price”) representing an aggregate purchase price of $20,000,000 (the “PIPE Investment”). Prior to closing of the PIPE Investment, the Company intends to file with the Secretary of State of the State of Delaware a Certificate of Designations (the “Certificate of Designations”) setting forth the rights and preferences of the Series A Preferred Stock, which have been agreed to between the Company and Toonon. Such rights and preferences include, among others, that (1) dividends will accrue at a rate of 5% per annum of the Series A Original Issue Price (except as otherwise provided for in the Certificate of Designations) to be payable only when, as, and if declared by the board of directors of the Company or as otherwise specifically provided in the Certificate of Designations; (2) the Series A Preferred Stock is convertible, at the option of the holder thereof, into shares of common stock of the Company (“Common Stock”) in an amount equal to the quotient of (i) the Series A Original Issue Price plus all unpaid accruing dividends as of the date of the conversion and (ii) the then applicable conversion price (as adjusted, the “Conversion Price”). The initial Conversion Price is $9.00 resulting in each share of Series A Preferred Stock being convertible into 10 shares of Company common stock. Beginning on the one-year anniversary of the original issue date (the “Original Issue Date”), the Company has the option, in its sole discretion, to redeem all or a portion of the then outstanding shares of Series A Preferred Stock, for an amount equal to the Series A Original Issue Price plus all unpaid accruing dividends as of the date of the redemption; provided, that, for purposes of calculating the accruing dividends in the event of a redemption, dividends will have been deemed to have accrued at a rate of 7.0% per annum of the Series A Original Issue Price (the “Redemption Price”). Beginning on the three-year anniversary of the Original Issue Date, any holder of Series A Preferred Stock may demand that the Company redeem all or a portion of such holder’s Series A Preferred Stock in an amount equal to the Redemption Price. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Subscription Agreement.

The proceeds of the PIPE Investment will be used by the Company for working capital and general corporate purposes following the closing of the Business Combination. The Subscription Agreement contains customary representations and warranties of the Company and Toonon, and customary conditions to closing, including (i) the consummation of the Business Combination and (ii) certification by an officer of the Company that the Certificate of Designations has been filed with the Secretary of State of the State of Delaware and is in full force and effect.

Additionally, pursuant to the Subscription Agreement, the Company and Toonon will enter into a registration rights agreement prior to the closing of the PIPE Investment, pursuant to which, among other things, the Company will be obligated to (i) file a registration statement to register the common stock issuable upon conversion of the PIPE Shares as soon as practicable following the receipt of written demand from Toonon, and (ii) use its commercially reasonable efforts to effect such registration, subject to certain exceptions. The PIPE Shares to be sold in connection with the PIPE Investment will be exempt from registration pursuant to Regulation S under the U.S. Securities Act of 1933, as amended.

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

On February 15, 2024, the Company received a notification from the Listing Qualifications Department of Nasdaq notifying the Company that the Company no longer meets the minimum 300 public holders requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(3) (the “Minimum Public Holders Requirement”). The notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market. On April 1, 2024, the Company submitted to Nasdaq a plan to regain compliance with the Minimum Public Holders Requirement and, on April 17, 2024, the staff of Nasdaq approved the plan and granted the Company an extension until August 13, 2024 to demonstrate compliance with the Minimum Public Holders Requirement (the “Compliance Period”).

On August 20, 2024, the Company received written notice (the “Second Notice”) from Nasdaq stating that the Company has not regained compliance with the Minimum Public Holders Requirement within the Compliance Period. In accordance with the Second Notice, the Company timely requested a hearing before the Hearings Panel (the “Panel”), which automatically stayed any suspension or delisting action of the Company’s securities, and the hearing was held on October 1, 2024. On October 4, 2024, the Panel granted the Company’s request for continued listing on the Nasdaq, subject to the requirement that on or before February 17, 2025, the Company shall demonstrate compliance with Listing Rule 5505, and that during the exception period, the Company shall provide prompt notification of any significant events that occur during this time that may affect the Company’s compliance with Nasdaq requirements.

Recent Promissory Notes

On April 8, 2024 and April 17, 2024, the Company issued unsecured promissory notes to Sponsor in the aggregate principal amount of $1,250,000 (the “April Sponsor Notes”). On May 14, 2024, the Company issued an unsecured promissory note to the Sponsor (the “May Sponsor Note”) in the principal amount of $140,000. On July 11, 2024, the Company issued to the Sponsor an unsecured promissory note (the “July Sponsor Note” and together with the April Sponsor Notes and the May Sponsor Note, the “Sponsor Notes”) in the principal amount of $280,000 to the Sponsor. The Sponsor Notes do not bear interest and are payable in full on the earlier of (i) December 31, 2024 or (ii) the date on which the Company consummates an initial business combination. In the event that the Company does not consummate a business combination on or prior to the time provided in the Company’s Charter (as subject to extension), the Sponsor agrees to forgive the principal balance of the Sponsor Notes, except to the extent of any funds remaining outside of the Company’s trust account. The following events constitute an event of default under the Sponsor Notes: (i) a failure to pay the principal within five business days of the maturity date and (ii) the commencement of a voluntary or involuntary bankruptcy action.

On October 10, 2024, the Company issued an unsecured promissory note to Jun Chul Whang, a member of the Company’s Board (the “Second JCW Promissory Note”) in the principal amount of $40,000 to Mr. Whang for its receipt of $40,000 to fund working capital and other expenses of the Company. The Second JCW Promissory Note is non-interest bearing and is payable in full on the earlier of (i) November 9, 2024, (ii) at such time the

Company raises additional working capital funds, or (iii) the date on which the Company consummates an initial business combination. In the event that the Company does not consummate an initial business combination on or prior to the time provided in the Charter, as amended, Mr. Whang agrees to forgive the principal balance of the Second JCW Promissory Note, except to the extent of any funds remaining outside of the Company’s trust account, if any; and

On October 16, 2024, the Company issued an unsecured promissory note to Duksung Co., LTD. (“Duksung”) in the principal amount of $800,000 (the “Duksung Promissory Note”). The Duksung Promissory Note bears interest at a simple rate of 5% per annum; provided, however, solely for purposes of prepayment pursuant to a redemption of the Duksung Promissory Note, interest shall be deemed to have accrued at a simple rate of 7% per annum, and, unless earlier converted or redeemed, is payable in full on October 15, 2025 (the “Duksung Promissory Note Maturity Date”). In the event of, and simultaneously with the closing of a Qualified PIPE Financing (as defined in the Duksung Promissory Note), the Duksung Promissory Note automatically converts into Company common stock in an amount equal to the quotient (rounded to the nearest whole share) obtained by dividing (a) the outstanding principal amount and unpaid accrued interest under the Duksung Promissory Note by (b) eight dollars and ten cents ($8.10) (the “Conversion”). The Conversion shall constitute satisfaction in full of the obligations of the Company under the Duksung Promissory Note. In the event a Qualified PIPE Financing does not occur on or before March 31, 2025 (the “PIPE Outside Date”), the Company may prepay the Duksung Promissory Note, in whole or in part, at any time after the PIPE Outside Date. The amount to be paid pursuant to any such prepayment shall include the outstanding principal amount plus accrued and unpaid interest calculated at a simple rate of 7% from the issuance date.

On October 25, 2024, OSR Holdings Co., Ltd. issued a promissory note to the Company in the aggregate principal amount of $300,000 (the “OSR Promissory Note”) to fund working capital and other expenses of OSR Holdings. The OSR Holdings Promissory Note bears interest at a rate of three and ninety-six hundredths’ percent (3.96%) per annum and shall be compounded semi-annually. The OSR Promissory Note is payable on October 25, 2025 (the “OSR Promissory Note Maturity Date”) and all accrued interest shall be payable on the Maturity Date. The following events constitute an event of default under the OSR Promissory Note: (i) a failure to pay the outstanding balance due within five (5) business days of the OSR Promissory Note Maturity Date and (ii) the commencement of a voluntary or involuntary bankruptcy action.

Results of Operations

Our entire activity since inception through September 30, 2024 related to our formation and IPO, and subsequent to the IPO, related to identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of an initial business combination. We generated non-operating income in the form of interest income on investments held after our IPO. We will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended September 30, 2024, we had a net loss of $230,961 which consisted of general and administrative expenses of $454,132 and provision for income taxes of $46,033, offset by income from investments held in the Trust Account of $269,204. For the three months ended September 30, 2023, we had net income of $78,183, which consisted of income from investments held in the Trust Account of $618,499, offset by general and administrative expenses of $410,431 and provision for income taxes of $129,885.

For the nine months ended September 30, 2024, we had a net loss of $388,686 which consisted of general and administrative expenses of $1,380,457 and provision for income taxes of $223,762, offset by income from investments held in the Trust Account of $1,215,533. For the nine months ended September 30, 2023, we had net income of $489,952, which consisted of income from investments held in the Trust Account of $1,846,529, offset by general and administrative expenses of $968,806 and provision for income taxes of $387,771.

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

As of September 30, 2024, the Company had $12,236 in its operating bank account and a working capital deficit of $3,901,465. The Company’s liquidity needs prior to the consummation of our IPO had been satisfied through proceeds from advances from related party and from the issuance of common stock. Subsequent to the consummation of our IPO, the Company’s liquidity was satisfied through the net proceeds from the consummation of the IPO, the proceeds from the Private Placement Units held outside of the Trust Account and loans from the Sponsor, officers and directors and their affiliates.

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

Based on the foregoing and the limited amount of working capital that the Company received into the operating account from the private placement, management believes that the Company will not have sufficient working capital to meet its working capital needs through the earlier of the consummation of an initial business combination or February 14, 2025 (subject to extension by approval of the Company’s stockholders). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Over this time period, the Company will be using the remaining funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination. Further needs for operating capital beyond the Company’s current operating cash balance may need to be funded through loans from the Company’s Sponsor, officers and directors and their affiliates. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the Company is unable to complete a Business Combination by February 14, 2025 (subject to extension by approval of the Company’s stockholders), the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution combined with uncertainty as to whether the Company has sufficient liquidity to fund operations through the liquidation date or thereafter should a deferral occur raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a business combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Chardan is entitled to a deferred underwriting commission of $2,070,000. The deferred fee will be waived by Chardan in the event that we do not complete an initial business combination, subject to the terms of the underwriting agreement. Also, we have incurred deferred legal fees payable upon consummation of our initial business combination of approximately $1,068,261 as of September 30, 2024. These fees only become due and payable upon the consummation of a business combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of September 30, 2024 because of the identification of material weaknesses in our internal control over financial reporting with respect to the use by the Company of funds withdrawn for the payment of franchise tax and income tax liabilities for the payment of general corporate expenses and insufficient personnel in its accounting and finance reporting group.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2024.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 1A.	RISK FACTORS
In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2023 filed with the SEC on April 17, 2024 (or “2023 Annual Report”), in our prospectus dated February 9, 2023 (“IPO Prospectus”), and in the other reports we file with the SEC before making a decision to invest in our securities. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report or we could face liquidation. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described in our 2023 Annual Report, IPO Prospectus, and other reports we filed with the SEC and below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. Except as disclosed below, there have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2023 Annual Report.
We are currently not in compliance with the Nasdaq continued listing requirements. A high number of redemptions could impact our ability to regain compliance with Nasdaq’s listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our securities could be delisted, which could affect our securities’ market price and liquidity.
On February 15, 2024, we received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(3), which requires us to have at least 300 public holders for continued listing on the Nasdaq Capital Market (the “Minimum Public Holders Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Capital Market. The Company submitted a plan to regain compliance with the Minimum Public Holders Rule to Nasdaq on April 1, 2024. On April 17, 2024, the Company received written notice from Nasdaq granting an extension to August 13, 2024 to regain compliance with the Minimum Public Holders Rule (the “Compliance Period”). On August 20, 2024, the Company received written notice (the “Second Notice”) from Nasdaq stating that the Company has not regained compliance with the Minimum Public Holders Rule within the Compliance Period. In accordance with the Second Notice, the Company timely requested a hearing before the Hearings Panel (the “Panel”), which automatically stayed any suspension or delisting action of the Company’s securities and was held on October 1, 2024. On October 4, 2024, the Panel granted the Company’s request for continued listing on the Nasdaq, subject to the requirement that on or before February 17, 2025, the Company shall demonstrate compliance with Listing Rule 5505, and that during the exception period, the Company shall provide prompt notification of any significant events that occur during this time that may affect the Company’s compliance with Nasdaq requirements.
The redemptions resulting from the Annual Meeting of the Company’s stockholders held on November 12, 2024, has further reduced the number of public holders and may impact our ability to adhere to our proposed plan or regain with the Minimum Public Holders Rule.
If we are deemed to be an investment company under Section 3(a)(1)(A) of the Investment Company Act of 1940 (the “Investment Company Act”), our activities would be severely restricted.
The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act, and we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company under Section 3(a)(1)(A) of the Investment Company Act, in which case we may be required to liquidate the Company. The risk of being deemed subject to the Investment Company Act may increase the longer the Company holds securities, and also may increase to the extent the funds in the trust account are not held in cash. Accordingly, we may determine, in our discretion, to transfer the investments held in the trust account at any time and instead hold all funds in the trust account in interest-bearing accounts, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.
If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company. If we are required to liquidate, our stockholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment through an initial business combination. Additionally, if we are required to liquidate, there will be no redemption rights or liquidating distributions with respect to our warrants and rights, which will expire worthless in the event of our winding up.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
During the
three
months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.

ITEM 6.	EXHIBITS

The following exhibits are being filed herewith, or incorporated by reference into, this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

2.1	Amended and Restated Business Combination Agreement, dated as of May 23, 2024, between Bellevue Life Sciences Acquisition Corp. and OSR Holdings Co., Ltd. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on May 30, 2024)*

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 15, 2023)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bellevue Life Sciences Acquisition Corp. dated as of November 9, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on November 15, 2023)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bellevue Life Sciences Acquisition Corp. dated as of February 9, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 13, 2024)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bellevue Life Sciences Acquisition Corp. dated as of May 14, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on May 14, 2024)

3.5	By-Laws (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on May 10, 2022)

10.1	Promissory Note, dated July 11, 2024, issued by Bellevue Life Sciences Acquisition Corp. to Bellevue Global Life Sciences Investors, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on July 16, 2024)

10.2	Amendment to Promissory Note, dated September 20, 2024, issued by Bellevue Life Sciences Acquisition Corp. to Jun Chul Whang (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on September 24, 2024)

10.3	Amendment to Promissory Note, dated September 20, 2024, issued by Bellevue Life Sciences Acquisition Corp. to Josh Pan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on September 24, 2024)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***

101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase document**
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101**

*	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished separately to the SEC upon request.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLEVUE LIFE SCIENCES ACQUISITION CORP.

November 14, 2024	By:	/s/ Kuk Hyoun Hwang
Kuk Hyoun Hwang
Chief Executive Officer and Director
(Principal Executive Officer)

November 14, 2024	By:	/s/ David J. Yoo
David J. Yoo
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)