Form 10-Q
period 2025-03-31
OSR Holdings, Inc.
filed 2025-05-20
CIK 1840425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

As of May 20, 2025, there were 19,276,978 shares of common stock, par value $0.0001 per share issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OSR HOLDINGS, INC. AND SUBSIDIAIRIES
Condensed Consolidated Balance Sheets
(In the United States Dollar, except share data)

	(Unaudited)	(Unaudited)
Assets	March 31, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$1,595,697	$341,543
Trade and other receivables, less allowance for credit losses of $66,006.82 and $67,579.81 as of March 31, 2025 and December 31, 2024, respectively	799,537	933,824
Inventories, net	736,630	922,107
Prepaid income taxes	4	39
Other current financial assets	54,552	54,422
Other current assets	280,419	74,555
Total current assets	3,466,839	2,326,489
Equipment and vehicles, net	999	2,334
Operating lease right-of-use assets, net	68,595	78,484
Intangible assets, net	146,159,289	148,056,852
Goodwill	24,412,190	24,354,066
Other non-current financial assets	349,964	329,252
Deferred tax assets	92,320	92,101
Total assets	$174,550,197	$175,239,579
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowing	$1,649,175	$1,799,796
Short-term corporate bond	2,563,000	-
Trade and other payables	7,296,793	1,078,760
Accrued expenses	726,325	459,883
Operating lease liabilities-current	42,028	44,741
Other current liabilities	1,002,877	79,777
Income taxes payable	358,588	255
Current portion - LT debt	245,482	-
Total current liabilities	13,884,268	3,463,212

Long-term debt	253,042	497,615
Operating lease liabilities- non-current	26,331	33,372
Other non-current liabilities	1,661	1,657
Deferred tax liabilities	28,102,418	28,035,508
Total liabilities	42,267,720	32,031,364

Stockholders’ equity:
Common stock, ₩5,000 par value, Authorized 100,000,000 shares; 19,276,978 shares and 2,155,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,928	216
Additional paid-in capital	106,082,223	162,606,449
Accumulated deficit	(30,565,877)	(19,173,063)
Accumulated other comprehensive income	241,690	(225,386)
Non-controlling interests	56,522,514	-
Total stockholders’ equity	132,282,477	143,208,215
Total liabilities and stockholders’ equity	$174,550,197	$175,239,579

The accompanying notes are an integral part of the condensed consolidated financial statements.

OSR HOLDINGS, INC. AND SUBSIDIAIRIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In the United States Dollar)

	Three months ended March 31,
	2025	2024

Net sales	$761,272	$910,225
Cost of sales	592,586	670,424
Gross profit	168,686	239,802
Selling, general, and administrative expenses	3,086,512	3,542,330
Operating loss	(2,917,826)	(3,302,528)
Other income (expense):
Interest income	4,318	5,526
Interest expense	(16,399)	(13,545)
Other income	26,494	26,776
Other expenses	(8,489,401)	(71,591)
Loss before income taxes	(11,392,814)	(3,355,362)
Income tax benefit	—	(4)
Net loss	(11,392,814)	(3,355,366)
Attributable to:
OSR Holdings Co., Ltd. and subsidiaries	(11,392,814)	(3,355,366)
Non-controlling interests	—	-
Other comprehensive income for the year, net of tax

Gain on foreign currency translation	467,076	11,974
Total comprehensive loss for the year	$(10,925,738)	$(3,343,391)
Attributable to:
OSR Holdings Co., Ltd. and subsidiaries	(10,925,738)	(3,343,391)
Non-controlling interests	—	-
Loss per share attributable to OSR Holdings Co., Ltd. and subsidiaries
Basic loss per ordinary share	$(1.04)	$(0.60)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OSR HOLDINGS, INC. AND SUBSIDIAIRIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In the United States Dollar, except share data)

	Common stock		Additional	Retained Earnings (accumulated	Accumulated other comprehensive	Non-controlling	Total stockholders’
	Shares	Amounts	paid-in capital	deficit)	Income (loss)	interests	equity
Balance at January 1, 2024	5,622,954	$640	$162,606,449	$(10,496,810)	$131,022	$—	$152,241,301
Net loss	—	—	—	(3,355,366)	—	—	(3,355,366)
Foreign currency translation adjustment	—	—	—	—	11,974	—	11,974
Balance at March 31, 2024	5,622,954	$640	$162,606,449	$(13,852,175)	$142,997	$—	$148,897,910
Balance at January 1, 2025	2,155,000	$216	$162,606,449	$(19,173,063)	$(225,386)	$—	$143,208,215
Net loss	—	—	—	(11,392,814)	—	—	(11,392,814)
Foreign currency translation adjustment	—	—	—	—	467,076	—	467,076
Business Combination	17,121,978	1,712	(56,524,226)	—	—	56,522,514	—
Balance at March 31, 2025	19,276,978	$1,928	$106,082,223	$(30,565,877)	$241,690	$56,522,514	$132,282,477

The accompanying notes are an integral part of the condensed consolidated financial statements.

OSR HOLDINGS, INC. AND SUBSIDIAIRIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In the United States Dollar)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,392,814)	$(3,355,366)
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation	378	16,936
Amortization	2,272,817	2,896,174
Loss on inventory valuation	-	2,240
Loss on disposal of tangible assets	-	626
Lease expense	13,424	-
Gain on disposal of ROU assets	-	(444)
Bad debts	(1,751)	4,216
Severance pay	152,087	24,477
Interest expense	-	64
Merger and acquisiton costs	8,464,579	-
Loss on foreign currency translation	(3,075)	34,772
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables	139,567	15,089
Increase in inventories, net	189,466	210,419
Increase in other current assets	(11,599)	(37,739)
(Decrease) increase in trade and other payables	22,356	(290,858)
Increase in accrued expenses	94,922	4,805
Increase (decrease) in lease liabilities	(13,424)	(16,447)
Increase in tax payables	35	(4,208)
(Decrease) Increase in other liabilities	8,962	(3,532)
Net cash used in operating activities	(64,069)	(498,776)
Cash flows from investing activities:
Decrease in deposits	-	4,271
Decrease in short-term loan	-	225,440
Disposal of equipment and vehicles	1,000	684
Increase in deposits	-	(3,764)
Increase in long-term loan	(14,539)	-
Increase in cash and cash equivalents from business combination	1,199,129	-
Net cash provided by (used in) investing activities	1,185,591	226,631
Cash flows from financing activities:
Proceeds from long-term debt	-	121,501
Proceeds from short-term borrowing	149,381	481,460
Repayment of short-term borrowing	-	(336,378)
Net cash provided by financing activities	149,381	266,582
Net change in cash and cash equivalents	1,270,902	(5,562)
Effects of changes in exchange rate on cash and cash equivalents	(16,749)	(22,210)
Cash and cash equivalents at beginning of year	341,543	540,207
Cash and cash equivalents at end of year	$1,595,697	$512,435
Supplemental disclosures of cash flow information:
Cash paid for interest	$16,991	$13,481
Cash paid for income taxes (net of refunds received)	(35)	4,212

The accompanying notes are an integral part of the condensed consolidated financial statements.

OSR HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2025 and 2024

(UNAUDITED)

(1)	Organization and nature of business

The condensed consolidated financial statements of OSR Holdings, Inc. (the “Company” or the “Parent”) and its subsidiaries (collectively, the “Group”) for the period ended March 31, 2025 were authorized for issuance in accordance with a resolution of the directors meeting on May 7, 2025. The registered office is located at 37-36 Hoedong-gil, Paju-si, Gyeongi-do, Republic of Korea.

The Company is a global life sciences holding company based in South Korea and is actively engaging in drug development, dedicating to advance healthcare outcome and driving social progress. Through open innovation and responsible investment, the Company aims to make a lasting impact across the industry as well as our society. With a strong focus on oncology and immunology, the Company’s mission is to build a robust portfolio of ventures, bringing innovative and transformative therapies to market.

Details of shareholders as of March 31, 2025 are as follows:

Name of Shareholder	Number of ordinary share	Percentage of ownership
Bellevue Global Life Sciences Investors LLC	1,332,500	6.91%
Bellevue Capital Management Europe AG	8,612,634	44.68%
Bellevue Capital Management LLC	3,123,970	16.21%
Duksung Co.,Ltd.	1,420,215	7.37%
Others	4,787,659	25.68%
Total	19,276,978	100.00%

Details of investments in subsidiaries as of March 31, 2025 are as follows:

Name of subsidiary	Share capital	Percentage of ownership	Principal activities	Country of incorporation
VAXIMM AG (“VAXIMM”)	1,091,203,754	100.00%	Biotech (drug development)	Switzerland
RMC Co., Ltd. (“RMC”)	35,000,000	100.00%	Medical device distribution	Republic of Korea
Darnatein Co., Ltd. (“Darnatein”)	6,466,667,000	100.00%	Biotech (drug development)	Republic of Korea
OSR Holdings, Inc.	2,826,969	100.00%	SPAC	The United States

Key financial information of the subsidiaries at March 31, 2025 are as follows :

Name of subsidiary	Asset	Liability	Equity	Sales	Net Income (loss)
VAXIMM AG	$910,415	$386,254	$524,161	$-	$(78,609)
RMC Co.,Ltd	2,040,181	1,568,695	471,486	761,272	(211,541)
Darnatein Co.,Ltd	110,171	678,651	(568,481)	-	(141,742)
OSR Holdings, Inc.	1,687,119	10,071,814	(8,384,695)	-	-

Summaries of entities, which are newly included in consolidation scope for the periods ended March 31, 2025 and 2024 are as follows:

For the year ended March 31, 2025
Name of subsidiary	Reason	Type of purchase consideration
OSR Holdings, Inc.	Acquisition (*1)	Equity swap with shares of the Parent and OSR inc.’s share

(*1)	The Parent acquired subsidiary in February 2025 and accounted for the acquisitions at March 31, 2025, which is deemed the acquisition date.

(2)	Summary of significant accounting policies

a.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to U.S. generally accepted accounting principles (US-GAAP) and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented, under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements include all adjustments consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2024. Certain information and note disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes prepared in accordance with US-GAAP have been condensed in, or omitted from, these interim financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and related notes to the condensed consolidated financial statements for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form S-4 filed with the SEC on December 27, 2024.

b.	Principle of consolidation

The condensed consolidated financial statements include the accounts of OSR Holdings, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company consolidates entities in which it has a controlling financial interest based on either the variable interest entity (VIE) or voting interest model. The Company is required to first apply the VIE model to determine whether it holds a variable interest in an entity, and if so, whether the entity is a VIE. If the Company determines it does not hold a variable interest in a VIE, it then applies the voting interest model. Under the voting interest model, the Company consolidates an entity when it holds a majority voting interest in an entity.

The Company accounts for investments in which it has significant influence but not a controlling financial interest using the equity method of accounting.

c.	Use of estimates

The preparation of the condensed consolidated financial statements in conformity with US-GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include allowance for credit losses, valuation of inventories, valuation of deferred tax assets, the useful lives of equipment and vehicles, lease liabilities and right-of-use assets, and other contingencies.

d.	Cash and cash equivalents

The Group considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash equivalents.

e.	Allowance for credit losses

The Group records an allowance for credit losses (ACL) under Subtopic 326-20 Financial Instruments - Credit Losses – Measured at Amortized Cost for the current expected credit losses inherent in its financial assets measured at amortized cost and contract assets. The ACL is a valuation account deducted from the amortized cost basis to present the net amount expected to be collected. The estimate of expected credit losses includes expected recoveries of amounts previously written off as well as amounts expected to be written off.

Accounts receivable

The Group uses an aging schedule to estimate the ACL for trade accounts receivable. This method categorizes trade receivables into different groups based on industry and the number of days past due. Past due status is measured based on the number of days since the payment due date. The trade receivables are evaluated individually for expected credit losses if they no longer share similar risk characteristics. The Group determines that the receivables no longer share similar risk characteristic if they are past due balances over 90 days and over a specified amount. The Group evaluates the collectability of trade accounts receivables with payments that are more than 90 days past due on an individual basis to determine if any are deemed uncollectible. Trade accounts receivable balances are deemed uncollectible and written off as a deduction from the allowance after all means of collection have been exhausted.

f.	Accounts receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in cash flows from operating activities in the condensed consolidated statements of cash flows.

g.	Inventories

Inventories are stated at the lower of cost or net realizable value and cost is determined by the first-in, first-out method. Cost comprises of direct materials and delivery costs, direct labor, import duties and other taxes, an appropriate proportion of variable and fixed overhead expenditure based on normal operating capacity, and, where applicable, transfers from cash flow hedging reserves in equity. Costs of purchased inventory are determined after deducting rebates and discounts received or receivable.

Stock in transit is stated at the lower of cost and net realizable value. Cost comprises of purchase and delivery costs, net of rebates and discounts received or receivable.

Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

h.	Equipment and vehicles

Equipment and vehicles are stated at historical cost less accumulated depreciation and accumulated impairment losses. Historical cost includes expenditure that is directly attributable to the acquisition of the items.

Depreciation of all equipment and vehicles is calculated using the straight-line method to allocate their cost or revalued amounts, net of their residual values, over their estimated useful lives as follows:

Estimated useful lives
Vehicle	5 years
Office equipment	5 years
Facility equipment	3 to 13 years

The assets’ depreciation method, residual values and useful lives are reviewed, and adjusted if appropriate, at the end of each reporting period.

i.	Goodwill and intangible assets

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination.

The Group accounts for intangible assets in accordance with Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other (ASC 350). ASC 350 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with accounting standards.

When impairment indicators are identified, the Group compares the reporting unit’s fair value to its carrying amount, including goodwill. An impairment loss is recognized as the difference, if any, between the reporting unit’s carrying amount and its fair value, to the extent the difference does not exceed the total amount of goodwill allocated to the reporting unit.

Indefinite-lived intangible assets are tested for impairment annually, and more frequently when there is a triggering event. Annually, or when there is a triggering event, the Group first performs a qualitative assessment by evaluating all relevant events and circumstances to determine if it is more likely than not that the indefinite-lived intangible assets are impaired; this includes considering any potential effect on significant inputs to determining the fair value of the indefinite-lived intangible assets. When it is more likely than not that an indefinite-lived intangible asset is impaired, then the Group calculates the fair value of the intangible asset and performs a quantitative impairment test.

j.	Impairment of long--lived assets

Long-lived assets, such as equipment, vehicles and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

k.	Leases

The Group is a lessee in several noncancellable operating leases, primarily for plants and main offices. The Group does not have a finance lease.

The Group accounts for leases in accordance with ASC Topic 842, Leases. The Group determines if an arrangement is or contains a lease at contract inception. The Group recognizes a right-of-use (ROU) asset and a lease liability at the lease commencement date.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases and is subsequently measured at amortized cost using the effective-interest method.

Key estimates and judgments include how the Group determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) lease term, and (3) lease payments.

●	Topic 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Group cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Group generally uses its incremental borrowing rate as the discount rate for the lease. The Group’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Group does not generally borrow on a collateralized basis, it uses the interest rate it pays on its noncollateralized borrowings as an input to deriving an appropriate incremental borrowing rate, adjusted for the amount of the lease payments, the lease term, and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease.

●	The lease term for all of the Group’s leases includes the noncancellable period of the lease plus any additional periods covered by either a Group option to extend (or not to terminate) the lease that the Group is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

●	Lease payments included in the measurement of the lease liability comprise the following:

–	Fixed payments, including in-substance fixed payments, owed over the lease term (includes termination penalties the Group would owe if the lease term reflects the Group’s exercise of a termination option);

–	Variable lease payments that depend on an index or rate, initially measured using the index or rate at the lease commencement date;

–	Amounts expected to be payable under a Group-provided residual value guarantee; and

–	The exercise price of a Group option to purchase the underlying asset if the Group is reasonably certain to exercise the option.

The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received.

For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

ROU assets are periodically reduced by impairment losses. The Group uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.

The Group monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in profit or loss.

Operating lease ROU assets are presented as operating lease right of use assets on the condensed consolidated balance sheets. The current portion of operating lease liabilities are presented separately on the condensed consolidated balance sheets.

The Group has elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less. The Group recognizes the lease payments associated with its short-term leases as an expense on a straight-line basis over the lease term.

l.	Foreign currency translation

The Group has operations in South Korea, Switzerland, and Germany. Accounting records in foreign operations are maintained in local currencies and remeasured to the Korean won during the consolidation. Nonmonetary assets and liabilities are translated at historical rates, and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Gains or losses from remeasurement of foreign currency financial statements into the Korean won are included in current results of comprehensive income.

m.	Revenue recognition

The Group only has revenue from customers. The Group recognizes revenue when it satisfies performance obligations under the terms of its contracts, and control of its products is transferred to its customers in an amount that reflects the consideration the Group expects to receive from its customers in exchange for those products. This process involves identifying the customer contract, determining the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it (a) provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and (b) is separately identified in the contract. The Group considers a performance obligation satisfied once it has transferred control of a good or product to a customer, meaning the customer has the ability to direct the use and obtain the benefit of the good or product.

n.	Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Group recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Group reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense.

o.	Fair value measurements

The Group utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Group determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

–	Level 1 inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

–	Level 2 inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

–	Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The carrying value of cash and cash equivalents, trade and other receivables, inventories, prepaid expenses and other current and financial assets, trade and other payable, short-term borrowing, current operating lease liabilities, and accrued expenses and other current liabilities approximates their fair value due to the short-term nature of these instruments. The carrying amount reported in the condensed consolidated balance sheets for notes payable to related party may differ from fair value since the interest rate is fixed.

p.	Accounting pronouncements adopted during 2024

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides an exception to fair value measurement for contract assets and contract liabilities related to revenue contracts acquired in a business combination. The ASU requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU is effective for the Company for annual and interim periods in fiscal years beginning after December 15, 2023. The ASU is applied to business combinations occurring on or after the effective date. The Group adopted this ASU as of January 1, 2024 and there is no impact on the Group’s condensed consolidated financial statements.

q.	Accounting pronouncements issued, but not adopted as of March 31, 2025

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU modifies the disclosure or presentation requirements of a variety of Topics in the Codification to align with the SEC’s regulations. The ASU also makes those requirements applicable to entities that were not previously subject to the SEC’s requirements. The ASU is effective for the Company two years after the effective date to remove the related disclosure from Regulation S-X or S-K. As of the date these financial statements have been made available for issuance, the SEC has not yet removed any related disclosure. The Group does not expect the adoption of ASU 2023-06 to have a material effect on its condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosure of significant segment expenses on an annual and interim basis. This ASU will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Group does not expect the adoption of ASU 2023-07 to have a material effect on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU will be effective for the annual periods beginning the year ended December 31, 2026. Early adoption is permitted. Upon adoption, this ASU can be applied prospectively or retrospectively. The Group is currently evaluating the impact this ASU will have on the Group’s consolidated financial statements.

(3)	Critical accounting estimates and assumptions

The preparation of condensed consolidated financial statements requires the Group to make estimates and assumptions concerning the future. Estimates and judgements are continually evaluated and are based on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. The resulting accounting estimates will, by definition, seldom equal the related actual results. The estimates and assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year are discussed below.

Income taxes

The Group’s taxable income generated from these operations are subject to income taxes based on tax laws and interpretations of tax authorities in numerous jurisdictions. There are many transactions and calculations during the ordinary course of business for which the ultimate tax determination is uncertain.

Deferred tax assets are recognized for deductible temporary differences and unused tax losses to the extent that it is probable that taxable profit will be available against which the temporary differences and the losses can be utilized. Significant management judgement is required to determine the amount of deferred tax assets that can be recognized, based upon the likely timing and the level of future taxable profits, together with future tax planning strategies

Business combinations

Business combinations are initially accounted for on a provisional basis. The fair value of assets acquired, liabilities and contingent liabilities assumed are initially estimated by the Parent taking into consideration all available information at the reporting date. Fair value adjustments on the finalization of the business combination accounting is retrospective, where applicable, to the period the combination occurred and may have an impact on the assets and liabilities, depreciation and amortization reported.

Patent technology

Patent technology is recognized in Intangible assets on the condensed consolidated balance sheets. The Group considers both qualitative and quantitative factors when determining whether the patent technology may be impaired. For the purposes of assessing impairment, the Group follows its accounting policy disclosed in Note 2. In assessing whether there is any indication that the patent technology may be impaired, the Group considers, at minimum, the following indications:

External sources of information

●	there are observable indications that the patent technology’s value has declined during the period significantly more than would be expected as a result of the passage of time or normal use.

●	significant changes with an adverse effect on the Group have taken place during the period, or will take place in the near future, in the technological, market, economic or legal environment in which the entity operates or in the market to which an asset is dedicated.

●	market interest rates or other market rates of return on investments have increased during the period, and those increases are likely to affect the discount rate used in calculating an asset’s value in use and decrease the asset’s recoverable amount materially.

●	the carrying amount of the net assets of the entity is more than its market capitalization.

Internal sources of information

●	evidence is available of obsolescence or physical damage of the patent technology.

●	significant changes with an adverse effect on the entity have taken place during the period, or are expected to take place in the near future, in the extent to which, or manner in which, the patent technology is used or is expected to be used. These changes include the patent technology becoming idle, plans to discontinue or restructure the operation to which the patent technology belongs, and plans to dispose of the patent technology before the previously expected date.

●	evidence is available from internal reporting that indicates that the economic performance of the patent technology is, or will be, worse than expected.

(4)	Financial risk management

The Group is exposed to various financial risks such as market risk (exchange risk, interest rate risk), credit risk and liquidity risk due to various activities. The Group’s overall risk management policy focuses on volatility in the financial markets and focuses on minimizing any negative impact on financial performance. Risk management is conducted under the supervision of the finance department according to the policy approved by the Board of Directors. The finance department identifies, evaluates and manages financial risks in close cooperation with the sales departments. The Board of Directors provides written policies on overall risk management principles and specific areas such as foreign exchange risk, interest rate risk, credit risk, use of derivative and non-derivative financial instruments, and investments in excess of liquidity.

Market risk management

Market risk is the risk of possible losses which arise from the changes of market factors, such as interest rate, stock price, foreign exchange rate, commodity value and other market factors related to the fair value or future cash flows of the financial instruments, such as securities, derivatives and others.

a	Currency risk

The following table sets forth the result of foreign currency translation into Korean won for financial assets and liabilities denominated in foreign currency of the Group as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	USD	EUR	CHF
Assets in foreign currency	$1,272,464	$305,601	$591,247
Liabilities in foreign currency	11,334,006	(172,887)	(208,705)

	December 31, 2024
	USD	EUR	CHF
Assets in foreign currency	$37,902	$278,766	$582,222
Liabilities in foreign currency	1,929,368	139,672	160,875

The following table sets forth the impact of strengthening (or weakening) of the Korean won by a hypothetical 10% against each foreign currency on the Group’s after-tax profit (or loss), assuming all other variables remain constant.

	March 31, 2025		December 31, 2024
	Rise	Fall	Rise	Fall
USD	$(1,006,154)	$1,006,154	$(189,147)	$189,147
EUR	47,849	(47,849)	13,909	(13,909)
CHF	79,995	(79,995)	42,135	(42,135)

b	Interest rate risk

Interest rate risk refers to the risk that interest income and interest expenses arising from deposits or borrowings will fluctuate due to changes in market interest rates in the future, which mainly arises from deposits and borrowings with floating interest rates. The goal of interest rate risk management is to maximize corporate value by minimizing uncertainty caused by interest rate fluctuations.

As of the end of the reporting period, there are no financial instruments subject to a variable interest rate.

c	Price risk

Price risk is the risk that the fair value of a financial instrument or future cash flows will change due to changes in market prices other than interest rate or foreign exchange rate. As of the end of the reporting period, the Group is not exposed to commodity price risk. Investments in financial instruments are made on a non-recurring basis according to management’s judgment.

Credit risk management

Credit risk is the risk of possible losses in an asset portfolio in the events of counterparty’s default, breach of contract and deterioration in the credit quality of the counterparty. For the risk management reporting purposes, the Group manages the credit risk systematically and pursues value maximization and continuous growth of the Group by efficient resource allocation and monitoring non-performing loans. In order to reduce the risks that may occur in transactions with financial institutions, such as cash and cash equivalents and various deposits, the Group conducts transactions only with financial institutions with high creditworthiness. As of March 31, 2025, the Group believes that there are low signs of material default, and the maximum exposure to credit risk as of March 31, 2025 is equal to the book value of financial instruments (excluding cash).

Liquidity risk management

The Group constantly monitors its liquidity positions to ensure that no borrowing limits or commitments are breached to meet operating capital needs. In estimating liquidity, we also take into account external laws or legal requirements, such as the group’s financing plan, compliance with agreements, internal target financial ratios and currency restrictions.

The Group’s liquidity risk analysis details as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025
			Remaining maturity
	Book Value	Cashflow by contract	Within a year	1 year to 3 years	More than 3 years
Financial liabilities	$4,710,699	$4,846,694	$4,558,520	$288,173	$
Other Payables	8,023,117	8,023,117	8,023,117	-	-
Lease liabilities	68,359	81,827	46,028	35,800	-
Total	$12,802,176	$12,951,639	$12,627,666	$323,973	$-

	December 31, 2024
			Remaining maturity
	Book Value	Cashflow by contract	Within a year	1 year to 3 years	More than 3 years
Borrowings	$2,297,411	$2,423,008	$1,840,406	$35,048	$547,555
Other Payables	1,538,643	1,538,643	1,538,643	-	-
Lease liabilities	80,848	93,537	48,980	44,558	-
Total	$3,916,903	$4,055,188	$3,428,028	$79,605	$547,555

Capital risk management

Capital includes issued capital, share premium and all other equity reserves attributable to the equity holders of the Group. The primary objective of the Group’s capital management is to maximize the shareholder value.

The Group manages its capital structure and makes adjustments in light of changes in economic conditions and the requirements of the financial covenants. To maintain or adjust the capital structure, the Group may adjust the dividend payment to shareholders, return capital to shareholders or issue new shares. The Group uses the debt ratio as a capital management indicator. This ratio is calculated by dividing total liabilities by total equity, and total liabilities and total equity are calculated based on the amounts in the Group’s consolidated financial statements.

The group’s debt ratio as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
Net borrowings (A)
Borrowings	$4,710,699	$2,297,411
Lease liabilities	68,359	78,113
Less: cash and cash equivalents	(1,595,697)	(341,543)
	3,183,361	2,033,981
Total equity (B)	132,282,477	143,208,215
Debt ratio (A / B)	2.4%	1.4%

(5)	Fair value measurements

Book value and fair value of financial instruments

The difference between the carrying amount and fair value of the Group’s financial assets and liabilities as of March 31, 2025 and December 31, 2024 are insignificant.

Fair value hierarchy

All financial assets and liabilities for which fair value is measured or disclosed in the financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement as a whole:

●	Level 1 - Quoted (unadjusted) market prices in active markets for identical assets or liabilities

●	Level 2 - Valuation techniques for which the lowest level input that is significant to the fair value measurement is directly or indirectly observable

●	Level 3 - Valuation techniques for which the lowest level input that is significant to the fair value measurement is unobservable

Fair values of the Group’s financial assets and liabilities as of March 31, 2025 and December 31, 2024, which are accounted as amortized cost, are categorized as Level 3.

Recurring transfer between levels of the fair value hierarchy

There is no transfer of fair value hierarchy among Level 1, Level 2 and Level 3 for the nine months ended March 31, 2025 and 2024, respectively.

(6)	Financial instruments by category

The carrying value of financial instruments category as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025
Fianancial assets:	Financial assets at amortized cost	Financial assets at fair value	Financial liabilities at amortized cost	Total
Cash and cash equivalents	$1,595,697	$-	$-	$1,595,697
Trade and other receivables	799,537	-	-	799,537
Other current financial assets	54,552	-	-	54,552
Other non-current financial assets	349,964	-	-	349,964

Fianancial liabilities:
Trade and other payables	-	-	7,296,793	7,296,793
Accrued expenses	-	-	726,325	726,325
Current financial liabilities	-	-	4,457,657	4,457,657
Non-current financial liabilities	-	-	253,042	253,042

	December 31, 2024
Fianancial assets:	Financial assets at amortized cost	Financial assets at fair value	Financial liabilities at amortized cost	Total
Cash and cash equivalents	$341,543	$-	$-	$341,543
Trade and other receivables	933,824	-	-	933,824
Other current financial assets	54,422	-	-	54,422
Other non-current financial assets	329,252	-	-	329,252
Fianancial liabilities:
Trade and other payables	-	-	1,078,760	1,078,760
Accrued expenses	-	-	459,883	459,883
Borrowings	-	-	2,297,411	2,297,411

Net gains or losses by financial instrument category for the three-months ended March 31, 2025 and 2024 are as follows:

	For the three-month ended March 31, 2025	For the three-month ended March 31, 2024
Amortized cost:
Interest income	$4,318	$5,526
Foreign exchange gains	491	11,726
Gains on foreign currency translation	18,582	12,619
Interest expense	(16,399)	(13,545)
Losses on foreign currrency transaction	(9,274)	(20,695)
Losses on foreign currrency translation	(15,507)	(47,391)

(7)	Cash and cash equivalents

The Group considers all money market funds and highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,595,697	$341,543

(8)	Trade and other receivables, net

All trade receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade receivables are included in net cash provided by operating activities in the statements of cash flows. The Group does not have any off-balance sheet credit exposure related to its customers.

	March 31, 2025	December 31, 2024
Trade receivables	$860,514	$972,036
Less: Allowance for credit losses	(66,007)	(67,580)
Net trade receivables	794,507	904,456
Other receivables	5,029	29,368
Total	$799,537	$933,824

(9)	Inventories, net

Inventories consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Merchandised goods	$764,313	$949,724
Less inventory reserves	(27,683)	(27,617)
	$736,630	$922,107

(10)	Other financial assets

Details of other financial assets as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025		December 31, 2024
	Current	Non-current	Current	Non-current
Leasehold guarantee deposits	$54,552	$22,053	$54,422	$21,669
Other deposits	-	1,091	-	1,088
Loan	-	326,820	-	306,494
Total	$54,552	$349,964	$54,422	$329,252

(11)	Other assets

Details of other assets as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025		December 31, 2024
	Current	Non-current	Current	Non-current
Prepayments	$71,800	$-	$53,908	$-
Prepaid expenses	208,619	-	20,646	-
Total	$280,419	$-	$74,555	$-

(12)	Equity method investment

Details of investment under the equity method are as follows:

			March 31, 2025		December 31, 2024
	Location	Main business	Ownership	Book value	Ownership	Book value
Taction Co., LTD	Korea	Software development	33.3%	$-	33.3%	$-

The summarized financial information of investment under the equity method as of the closing date and for the current period is as follows:

	As of and for the year ended December 31, 2024
						Comprehensive
	Assets	Liabilities	Revenue	Net loss		loss
Taction Co., LTD	$97,936	$32,785	$-	-₩	74,740	$-74,740

There is no equity method valuation applied on investments in associate for the three-months ended March 31, 2025 or 2024.

Taction Co., Ltd. was incorporated to engage in software development and IT consulting. As no practical plan to generate revenue and maintain going-concern basis in the foreseeable future was provided, the Parent recognized impairment loss amounting to acquisition cost.

(13)	Equipment and vehicles, net

Equipment and vehicles consist as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Office equipment	$26,976	$26,912
Tools and instruments	22,741	22,687
Machinery and equipment	22,304	22,251
Facilities	197,787	210,613
Vehicles	9,397	9,375
	279,206	291,838
Less accumulated depreciation	(278,207)	(289,504)
Equipment and vehicles, net	$999	$2,334

(14)	Goodwill

Changes of goodwill for the for the three-months ended March 31, 2025 and 2024 are as follows:

	For the three-months ended March 31, 2025
	Beginning	Business combination	Impairment loss	Effects of changes in exchange rate	Ending
Goodwill	$24,354,066	$-	$-	$58,124	$24,412,190

	For the three-months ended March 31, 2024
	Beginning	Business combination	Impairment loss	Effects of changes in exchange rate	Ending
Goodwill	$27,765,222	$-	$-	$(1,183,341)	$26,581,881

(15)	Intangible assets, net

The acquired intangible assets, all of which are being amortized, have an average useful life of approximately 20 years. Intangible assets consist of the following as of March 31, 2025 and December 31, 2024.

	For the year ended March 31, 2025
	Average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Technology license	20 years	$98,061	$78,691	$19,371
Customer relationship	20 years	580,489	261,220	319,269
Patent technology	20 years	165,207,671	19,387,021	145,820,650
		$165,886,221	$19,726,932	$146,159,289

	For the year ended December 31, 2024
	Average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Technology license	20 years	$97,828	$78,439	$19,389
Customer relationship	20 years	579,107	231,643	347,464
Patent technology	20 years	164,814,319	17,124,320	147,690,000
		$165,491,254	$17,434,402	$148,056,852

Accumulated amortization expense for intangible assets is $2,272,817 and $2,896,174 for the three-months ended March 31, 2025 and 2024, respectively.

(16)	Short-term borrowings

The Group has a loan agreement with Bellevue Capital Management Europe AG and as of March 31, 2025, the outstanding balance was $860,000 (3.00% interest rate at March 31, 2025), which matures in March 2025.

The Group has multiple loan agreements with an individual and as of March 31, 2025, the outstanding balance was $1,034,657 (0% interest rate at March 31, 2025), which mature various dates in 2025.

The Group has a loan agreement with Dukseong Co.,Ltd and as of March 31, 2025, the outstanding balance was $800,000 (7.00% interest rate at March 31, 2025), which matures in July 2025.

The Group has a loan agreement with BGLSI and as of March 31, 2025, the outstanding balance was $1,628,000 (0% interest rate at March 31, 2025), which matures in July 2025.

The Group has multiple loan agreements with an individual and as of March 31, 2025, the outstanding balance was $135,000 (0% interest rate at March 31, 2025), which mature various dates in 2025.

The Group has a loan agreement with Bellevue Capital Management Europe AG and as of December 31, 2024, the outstanding balance was $600,000 (3.00% interest rate at December 31, 2024), which matures in March 2025.

The Group has a loan agreement with Bellevue Capital Management Europe AG and as of December 31, 2024, the outstanding balance was $260,000 (3.00% interest rate at December 31, 2024), which matures in July 2025.

The Group has a loan agreement with Bellevue Life Sciences Acquisition Corp. and as of December 31, 2024, the outstanding balance was $300,000 (3.96% interest rate at December 31, 2024), which matures in October 2025.

The Group has a loan agreement with an individual and as of December 31, 2024, the outstanding balance was $50,000 (7.00% interest rate at December 31, 2024), which matures in December 2025.

The Group has multiple loan agreements with an individual and as of December 31, 2024, the outstanding balance was $408,163 (0% interest rate at December 31, 2024), which mature various dates in 2025.

(17)	Long-term debt

The Group has long-term debt agreements with individuals and as of March 31, 2025, the total outstanding balance was $253,042 (4.6% interest rate at March 31, 2025), which matures in 2030.

The Group has long-term debt agreements with individuals and as of December 31, 2024, the total outstanding balance was $497,615 (4.6% interest rate at December 31, 2024), which matures in 2030.

(18)	Post-employment benefits

The Group maintains a defined contribution retirement benefit plan for its employees. The Group is obligated to pay fixed contributions to an independent fund, and the amount of future retirement benefits to be paid to employees is determined by the contributions made to the fund, etc., and the investment income generated from those contributions. Plan assets are managed independently from the Group’s assets in a fund managed by a trustee.

Danatein’s pension plan has converted from the DB type to the DC type at the end of March 31, 2017, and is obligated to pay severance payment as DB type which incurred before the March 31, 2017.

Meanwhile, expenses recognized by the Group in relation to the defined contribution retirement benefit plan for the three-months ended March 31, 2025 and 2024 are $194,659 and $58,442, respectively.

(19)	Related party transactions

As of March 31, 2025, the Group’s related parties are as follows:

Type	Related parties
Ultimate parent entity	Bellevue Capital Management LLC
Major shareholder of the Parent	BCM Europe AG
Subsidiaries	RSM, VAXIMM, Darnatein, OSR Holdings, Inc.
Associates	Taction Co., Ltd.
Other related parties	Bellevue Global Life Sciences Investors LLC

There are no sales and procurement transactions and treasury transactions with related parties for the three-months ended March 31, 2025 and 2024. The Group acquired Vaximm from BCM Europe AG in December 2022 (Transaction between entities under common control), which is disclosed in detail in Note 27 Business combinations.

Details of receivables and payables from related party transactions as at March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025
	Related parties	Short-term borrowings
Key management	Individuals	$641,323
Bellevue Global Life Sciences Acquisition Corp	Other related parties	$300,716
Bellevue Capital Management Europe AG	Major shareholder of the Parent	$862,053

	December 31, 2024
	Related parties	Short-term borrowings
Key management	Individuals	$340,136

Compensations paid or accrued to key management of the Parent for the three months ended March 31, 2025 and 2024 are as follows:

	For the three-month ended
	March 31, 2025	March 31, 2024
Salaries	$80,701	$104,344

The Group’s key management includes registered directors who have important authority and responsibility for planning, operation, and control of the Group’s business activities.

No collateral or guarantee were provided for related parties and were received from related parties as of March 31, 2025 and December 31, 2024.

(20)	Administrative expenses

Details of administrative expenses for the three months ended March 31, 2025 and 2024 are as follows:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Salary	$225,182	$227,999
Retirement payment	197,325	29,221
Employee benefits	12,970	12,349
Travel expenses	6,226	13,379
Entertainment expenses	5,880	8,218
Communication cost	426	609
Tax and due	5,144	7,135
Depreciation cost	378	16,936
Amortization of intangible assets	2,272,817	2,896,174
Rental cost	28,506	4,633
Repair fee	102	72
Insurance cost	3,164	8,180
Vehicle maintenance fee	6,651	3,363
Allowance for expected credit losses	(1,751)	4,216
Research and development expenses	90,149	46,715
Travel expenses	426	757
Training cost	1,165	-
Publishing fee	15	127
Office supplies fee	71	83
Consumable cost	15,689	6,039
Commisions and professional fee	211,662	251,069
Building management fee	4,314	4,569
Advertising expenses	-	486
Total	$3,086,512	$3,542,330

(21)	Income taxes

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these considerations as of March 31, 2025 and December 31, 2024, the Company had a full valuation allowance for the net deferred tax assets on one of its Asian subsidiaries and certain of its European subsidiaries. Also, as of March 31, 2025 and December 31, 2024, the Company had a partial valuation allowance offsetting certain deferred tax assets of another one of its Asian subsidiaries. Management believes that it is more likely than not that the Company will realize the benefits of the remaining deductible differences, net of valuation allowances, at March 31, 2025 and December 31, 2024.

The Company did not have any material uncertain tax positions, which should be recognized in the condensed consolidated financial statements as of March 31, 2025. In addition, the Company did not have any unrecognized tax benefits, which, if recognized, would affect the effective tax rate for the nine months then ended.

(22)	Loss per share

Basic loss per share for the three months ended March 31, 2025 and 2024 are calculated as follows:

(The United States Dollar in unit and number of shares)	For the three months ended March 31
	2025	2024
Net loss (A)	$(11,392,814)	$(3,355,366)
Weighted average number of ordinary shares outstanding (B)	10,906,233	5,622,954
Basic loss per ordinary share (A/B)	$(1.04)	$(0.60)

Weighted average number of ordinary shares outstanding for the three months ended March 31, 2025 and 2024 are calculated as follows:

	For the three-months ended March 31
(Number of shares)	2025	2024
Ordinary shares outstanding at the beginning	2,155,000	5,622,954
Changes due to business combination	8,751,233	-
Weighted average number of ordinary shares outstanding	10,906,233	5,622,954

The group’s diluted loss per share is the same as basic loss per share because there is no dilution effect.

(23)	Business combinations

The Parent acquired Darnatein (a novel drug development company) (referred as the “Acquiree” herein) as it executes on its business plan to further expand its business by discovering and investing in innovative healthcare companies with cutting-edge technology and creating operating synergies between subsidiaries. As the Parent and the Acquiree former owners exchanged only equity interests in business combination transactions and the acquisition-date fair value of the Parent’s equity interests could not reliably be measured, the Parent determined the amount of goodwill by using the acquisition-date fair value of the Acquiree equity interests instead of the acquisition-date fair value of the shares transferred.

Vaximm (2022 acquisition) and Darnatein can be reasonably categorized as “(bio)platform companies” which differ from the companies only with drug development pipelines. Bioplatforms can be defined as biotechnologies that, once created and harnessed, allow for the intentional and repeatable generation of multiple medicines or agricultural and sustainability products. Both Vaximm and Darnatein are biotech companies whose drug R&D pipelines are based on their own in-house platform technologies that are protected by either patents or trade secrets. According to the “hub-and-spoke” business model of OSR Holdings, the Parent has assumed the position to either own or control the technology platforms of Vaximm and Darnatein through the Business Combinations, which means that the Parent will be able to launch new services to external clients or create additional drug candidates by a new start-up or Joint Venture with business partners based on their direct ownership or control over the platform technologies acquired from the Business Combinations. Such quality would support the goodwill recognition.

Details of business combinations that occurred for the three months ended March 31, 2025 and 2024 are as follows:

		For the year ended December 31, 2023
Acquiree	Main business	Acquisition date	Ownership (%)	Total consideration
Darnatein	New drug development, etc.	March 31, 2023	100.0%	$81,436,889

Business combination in 2023 - Darnatein

Details of identifiable assets and liabilities and goodwill, which are recognized as the result of the acquisition of Darnatein completed during the year ended December 31, 2023 are set forth in the table below.

Darnatein
Fair value of total identifiable assets:
Current assets:
Cash and cash equivalents	$68,600
Trade and other receivables	4,338
Current tax assets	285
Non-current assets:
Equipment and vehicles	7,307
Right-of-use assets	73,114
Intangible assets	73,948,145
Non-current financial assets	1,101
74,102,891
Fair value of total identifiable liabilties:
Current liabilities:
Trade and other payables	70,240
Lease liabilities	33,612
Current other liabilities	6,497
Non-current liabilities:
Severance payment	1,889
Lease liabilities	58,784
Deferred tax liabilities	19,407,543
19,578,565
Fair value of identifiable net assets	54,524,326
Goodwill	26,912,563
Purchase consideraation transferred (*)	$81,436,889

For the three months ended March 31, 2025, the Group’s condensed consolidated statement of operations included $146,757 of operating loss, which included $39,177 of wages and salaries, from Darnatein. The following unaudited pro forma consolidated results of operations assume that the acquisition of Darnatein was completed as of January 1, 2023.

	(Unaudited) three months ended March 31,
	2025	2024
Total operating revenues	$-	$-
Net loss attributable to OSR Holdings	(141,742)	(751,979,471)

Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

The acquisition-date fair value of Darnatein was measured using the Discount Cash Flow (“DCF”) method and the Risk adjusted Net Present Value (“r-NPV”) method by outside valuation professionals. Key estimations and assumptions used in measuring the fair value of Darnatein are as follows:

●	19.88% of discount rate (Weighted Average Cost of Capital: WACC) used in discounting operating cashflows

●	Patent technology will generate operating revenue for 20 years

(*1)	OSR ordinary shares issued for purchase consideration of $81,436,889 is 590,425 shares at $138 per share. The number of OSR ordinary shares to be issued was determined based on negotiation with former owners of Darnatein.

Patent technology - Darnatein

Details of patent technology recognized from the acquisition of Darnatein that occurred during the year ended December 31, 2023 are set forth in the table below.

Amount
Patent technology project code:
DRT 101	$73,513,419

DRT-101 is a synthetic bio-signaling molecule that replaces BMPRII-binding segments of BMP-7, one of the bone-forming proteins, with high affinity ActRII binding segments of Activin A, a member of the transforming growth factor β (TGF-β) superfamily along with BMP-7. In nature, endogenous BMP7 promotes chondrogenesis in damaged cartilage tissue by signaling primarily via the type II receptor BMPRII and to a lesser extent via the activin type II receptor ActRII, which it binds with lower affinity. DRT-101 amplifies intracellular regeneration signaling capacity compared to natural BMP-7 and allows for regeneration and restoration of mechanically depleted cartilage cells to normal levels.

Osteoarthritis is the most common joint disorder in the aging population. Although surgical treatment of osteoar-thritis can reduce pain and improve joint mobility and function, the operative management of osteoarthritis is associated with significant cost and morbidity. Unmet medical needs for DRT-101 for Osteoarthritis are enormous specially with aging population. Unique market opportunity of DRT-101 relies on novel Mechanism of Action of DRT-101 that can lead to potential first-in-class DMOAD (Disease-Modifying Osteoarthritis Drug) in the market.

Darnatein is pursuing pre-clinical studies of DRT-101 targeting osteoarthritis and plans to file Investigational New Drug Application (IND) to the U.S. Food and Drug Administration by 2025 for Phase 1 clinical trial, with aims of FDA approval by 2032. Darnatein will seek to create cashflow via licensing deals from the preclinical and clinical developments of its pipeline assets.

Net cashflow from the acquisitions for the three months ended March 31, 2025 and 2024 are as follows:

2025
Net cash outflow arising from acquisition of Darnatein:
Cash consideration	$-
Less: cash and cash equivalent balances acquired	-
$-

2024
Net cash outflow arising from acquisition of VAXIMM and RMC:
Cash consideration	$-
Less: cash and cash equivalent balances acquired	-
$-

(24)	Commitment and contingencies

The Group has no pending litigation cases arising in the ordinary course of business as of March 31, 2025 and December 31, 2024. The Parent has entered into various contractual commitments related to the acquisition of VAXIMM including a future financial obligation of CHF 7,416 underlying as of March 31, 2025. Meanwhile, both parties have agreed to remove section 6.1.3 of the license agreement that states that in the event of the Parent’s sale to a third party, the Licensor shall reimburse the Licensee for reasonable costs and expenses incurred in the preparation, submission, maintenance, prosecution, and enforcement process.

(25)	Segment reporting

The Group operates in one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. The Group’s CODM role is fulfilled by the Executive Leadership Team, who allocates resources and assesses performance based upon consolidated financial information. The geographic segments for the long-lived assets and ROU assets are disclosed below.

There are no external customers that account for more than 10% of sales for the reporting period.

(26)	Subsequent events

The Group has evaluated subsequent events from the balance sheet date through May 7, 2025, the date at which the condensed consolidated financial statements were available to be issued and determined that there are no other items to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to by OSR Holdings, Inc. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

Prior to our initial Business Combination on February 14, 2025, we were a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. We effectuated our initial business combination using cash from the proceeds of our IPO and the Private Placement Units, the proceeds of the sale of our capital stock in connection with our initial business combination, shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing.

Recent Developments

As had been approved at the special meeting of the Company’s stockholders held on November 9, 2023, a Certificate of Amendment to the Company’s Charter to extend the date by which the Company must consummate a business combination from the February 14, 2024 to May 14, 2024 was filed with the Delaware Secretary of State with an effective date of February 9, 2024. The foregoing description of the Charter Amendment is qualified in its entirety by the full text of the Charter Amendment, a copy of which is filed as Exhibit 3.1 to the February 9, 2024 Form 8-K.

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

The Certificate of Amendment to the Charter (the “Charter Amendment”) was filed with the Delaware Secretary of State and has an effective date of May 14, 2024. The foregoing description of the Charter Amendment is qualified in its entirety by the full text of the Charter Amendment, a copy of which is filed as Exhibit 3.1 hereto.

As previously reported by the Company on Form 8-K dated November 12, 2024, on that date the Company held an annual meeting of its stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved two proposals to amend the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter”). The stockholders approved a proposal to amend the Charter to allow the Company to extend the date by which the Company must consummate a business combination from November 14, 2024 to February 14, 2025 (the “Extension Amendment Proposal”). The stockholders also approved a proposal to amend the Charter to remove the net tangible asset requirement in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the U.S. Securities and Exchange Commission (the “NTA Requirement Amendment Proposal”). The Certificate of Amendment to the Charter (the “Charter Amendment”) was filed with the Delaware Secretary of State and has an effective date of November 12, 2024. The foregoing description of the Charter Amendment is qualified in its entirety by the full text of the Charter Amendment, a copy of which is filed as Exhibit 3.1 to Form 8-K dated November 12, 2024 hereto.

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

As previously reported by the Company on Form 8-K dated February 13, 2025, on that date the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of the State of Delaware. The terms of the Amended and Restated Certificate of Incorporation are described in the proxy statement (the “Proxy Statement”) for the special meeting of stockholders held by the Company on February 13, 2025 (the “Special Meeting”). A copy of the Company’s Amended and Restated Certificate of Incorporation is attached to the Company’s Form 8-K dated February 13, 2025 as Exhibit 3.1.

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

On February 13, 2025, the Company issued a press release announcing the results of the Special Meeting. A copy of the press release is attached as Exhibit 99.1 to the Company’s February 13, 2025 Form 8-K filing.

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

The foregoing summary is subject to and qualified in its entirety by reference to the Form of Participating Joinder, which is filed hereto as Exhibit 10.1 to the Company’s February 21, 2025 8-K Filing.

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

The foregoing summary is subject to and qualified in its entirety by reference to the Form of Non-Participating Joinder, which is filed hereto as Exhibit 10.2 to the Company’s February 21, 2025 8-K Filing.

Additionally, on the Closing Date, the Company entered into Lock-up Agreements (the “Lock-Up Agreements”) with Bellevue Capital Management LLC (“BCM”), BCM Europe AG (“BCME”), Sung Jae Yu, and Sung Hoon Chung (together, the ”Holders”), pursuant to which the Holders are contractually restricted from selling or transferring between 70%-100% of their shares of Company Common Stock received in the Share Exchange (the “Lock-Up Shares”). Such restrictions became applicable commencing from the Closing Date and end (i) with respect to BCM and BCME, on the 36-month anniversary of the Closing Date; and (ii) with respect to Sung Jae Yu and Sung Hoon Chung, on January 1, 2026.

The foregoing summary is subject to and qualified in its entirety by reference to the Form of Lock-Up Agreement, which is filed hereto as Exhibit 10.3 to the Company’s February 21, 2025 8-K Filing.

As previously disclosed by the Company in its Current Report on Form 8-K filed On February 18, 2025, on February 14, 2025 the Company issued a press release announcing the closing of its previously announced business combination with the Company Co., Ltd., a corporation organized under the laws of the Republic of Korea. A copy of the press release is attached to the Company’s February 18, 2025 Form 10-K filing as Exhibit 99.1 thereto.

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

The Company Promissory Note is filed as Exhibit 10.1 to the Company’s Form 8-K filing of October 25, 2025. The disclosures set forth herein are intended to be summaries only and are qualified in their entirety by reference to the Company Promissory Note.

Nasdaq Listing Rules Compliance

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

Recent Promissory Notes

Note Purchase Agreement

As previously reported by the Company on Form 8-K filed on May 12, 2025, on May 6, 2025, the Company entered into a Note Purchase Agreement with White Lion Capital, LLC, dba White Lion GBM Innovation Fund, a Nevada limited liability company (“White Lion”).

Pursuant and subject to the terms of the Note Purchase Agreement, White Lion has loaned the Company the principal amount of $1,110,000 at an interest rate of 5% per annum subject to two Convertible Notes maturing on the date occurring Nine (9) months after the closing date of each respective loan. The first Convertible Note in the principal amount of $445,000 shall close on or before one day after the filing of a related registration statement on Form S-1. The second Convertible Note in the amount of $665,000 shall close one day after such registration statement becomes effective.

The Company has agreed to allocate 10% of the proceeds from each purchase notice under the ELOC and/or warrant exercise toward the repayment of the outstanding Convertible Note(s).  At any time, White Lion may convert one or both Convertible Notes at 95% multiplied by the lowest Volume Weighted Average Price (“VWAP”) fifteen days prior to the conversion notice. The Company and the Investor have agreed that no more than 4.99% of the shares outstanding will be issued to White Lion.

Result of Operations

Comparison of the Three Months Ended March 31, 2024 and 2025

The following table presents OSR Holdings’ statements of operations for the three months ended March 31, 2024 and 2025, and percentage change between the two periods:

	Three Months Ended March 31,
	2024	2025	Change $	Change %
Net Sales:	910,225	761,272	-148,954	-16%
Cost of Sales	670,424	592,586	-77,838	-12%
Gross Profit	239,802	168,686	-71,116	-30%
Expenses:
Selling, general and administrative expenses	3,542,330	3,086,512	-455,818	-13%
Operating loss	(3,302,528)	(2,917,826)	384,702	-12%
Other income (expense)	(52,834)	(8,474,988)	-8,422,154	15,941%
Profit (loss) before income taxes	(3,355,362)	(11,392,814)	-8,037,452	240%

Net Sales

Net sales for the three months ended March 31, 2025 decreased by $149 thousand, or 16%, compared to the same period in 2024, primarily due to the termination of relationship with a key RMC customer Penumbra in late 2024. OSR Holdings expects revenue to decrease in 2025 and possibly longer until RMC can replace the sales of Penumbra’s products by increasing other sales or securing additional products from other manufacturers.

Cost of Sales

Cost of sales for the three months ended March 31, 2025 decreased by $78 thousand, or 12%, from the same period in 2024, in line with lower sales volume for RMC, after the termination of its relationship with Penumbra.

Gross Profit

Gross profit for the three months ended March 31, 2025 decreased by $71 thousand, or 30%, from the same period in 2024. Gross margin percentage decreased from 26.3% to 22.2%, primarily due to KRW depreciation that led to higher costs of imported goods for RMC. In the meantime, the Health Insurance Review and Assessment Service of Korea (“HIRA”) will officially increase the reimbursement amount by 2% from April 1, 2025. This is expected to partially offset the impact of unfavorable KRW exchange rates.

Selling, General and Administrative Expenses

OSR Holding’s SG&A expenses in the three months ended March 31, 2025, consisted mainly of personnel-related expenses, including salaries, retirement payment, benefits, bonus, and travel. Other SG&A expenses included amortization of intangible assets, research and development expenses, professional services fees, such as legal, audit, investor relations and press releases, non-income taxes, insurance costs, and employee recruiting and training costs. SG&A expenses decreased by 13% in the three months ended March 31, 2025, primarily attributable to a decrease of approximately $623 thousand in amortization expense, resulting from the change in the useful life of certain intangible assets to align with the useful life of other intangible assets. This benefit was partially offset by an increase in personnel-related expenses.

Research and Development (R&D) Expenses

OSR Holding’s R&D expenses consisted primarily of development costs associated with our product candidates in pre-clinical and clinical trials, and related costs of salaries and contractors. R&D costs are expensed as incurred. OSR Holdings expects to incur and report R&D related expenses mainly from its subsidiaries actively engaged in R&D at an estimated amount of $2.5 million to $3.0 million per quarter beginning from the middle of 2025, which could potentially increase to $5.0 million to $6.0 million per quarter.

Operating Loss

Operating loss was $2.9 million for the three months ended March 31, 2025, compared to $3.3 million in the same period of 2024. The slight improvement was primarily driven by a reduction in SG&A expenses, largely attributable to lower amortization expenses following a change in the useful lives of certain intangible assets. This benefit was partially offset by an increase in personnel-related expenses.

Other Income (Expense)

Interest income decreased from $5.5 thousand for the three months ended March 31, 2024 to $4.3 thousand in the same period in 2025, a decrease of 22%. Interest expense increased by $2.9 thousand, or 21%, from $13.5 thousand in the three months ended March 31, 2024, to $16.4 thousand in the same period in 2025, The increase in interest expense was primarily due to the addition of approximately $2.6 million in short-term corporate bonds, which were not outstanding during the same period of the prior year. Other income (gains on foreign currency exchange and foreign currency translation) decreased by $0.3 thousand, from $26.8 thousand for the three months ended March 31, 2024 to $26.5 thousand for the same period in 2025. Other expenses increased significantly by $8.4 million, from $71.6 thousand to $8.5 million, primarily due to the one-time recognition of approximately $8.5 million in merger-related expenses associated with the business combination that closed on February 14, 2025.

Loss Before Income Taxes

Loss before income taxes increased by approximately $8.0 million from $3.4 million for the three months ended March 31, 2024 to $11.4 million in the three months ended March 31, 2025, reflecting the one-time recognition of $8.5 million in merger-related expenses mentioned above.

Liquidity and Capital Resources

From inception through March 31, 2025, OSR Holdings has incurred significant operating losses and negative cash flows from its operations. OSR Holdings’ operating loss was $3.3 million for the three months ended March 31, 2024 and $2.9 million for the three months ended March 31, 2025. As of March 31, 2025, OSR Holdings had an accumulated deficit of $30.6 million. OSR Holdings has funded its operations primarily through the issuance of common shares and convertible bonds as well as from bank loans, loans from affiliates and, to a lesser extent, from RMC product revenue. OSR Holdings had $1.6 million in cash and cash equivalents on March 31, 2025, which consisted primarily of bank deposits. OSR Holdings has incurred significant expenses in connection with the business combination and the Form S-4, which, together with other expenses, has reduced its available funds for operations, resulting in the need for immediate capital raising. In response, in February 2025, OSR Holdings entered into an equity line of credit agreement with an investor for up to $80 million, through which the Company expects to secure ongoing financing.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of March 31, 2025 because of the identification of material weaknesses in our internal control over financial reporting as described below. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In light of these material weaknesses, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

In March and May of 2025, Company Management became aware of a civil action filed against the Company by Benjamin Securities, Inc. in Supreme Court, New York County, seeking $425,000.00 in brokerage fees and costs that the plaintiff alleges are due and owing.

Item 1A. Risk Factors

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on April 17, 2024 (or “2024 Annual Report”), in our prospectus dated February 9, 2023 (“IPO Prospectus”), and in the other reports we file with the SEC before making a decision to invest in our securities. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report or we could face liquidation. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described in our 2024 Annual Report, IPO Prospectus and other reports we filed with the SEC and below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. Except as disclosed below, there have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the terms of an Equity Line of Credit Agreement comprising a Common Stock Purchase Agreement and a Registration Rights Agreement (taken together, the “ELOC Agreement”) as amended May 6, 2025, the Company may elect, in our sole discretion, to issue and sell to by White Lion Capital LLC dba White Lion GBM Innovation Fund (“White Lion”), from time to time, up to $78.9 million worth of shares of Common Stock from after the effective date of a related registration statement until the earlier of December 31, 2026 or the sale of all of such shares to White Lion. Any terms in initial capitals and not otherwise defined herein shall be as defined in the amended Common Stock Purchase Agreement and/or the Registration Rights Agreement.

Pursuant to the Common Stock Purchase Agreement, following the effective date of this resale registration statement registering the shares issuable to White Lion in accordance with the terms of the Registration Rights Agreement, the Company has the right, but not the obligation, to require White Lion to purchase, from time to time, up to the lesser of (i) $78,900,000 in aggregate gross purchase price of newly issued shares of Common Stock, par value $0.0001 per share and (ii) 3,853,467 shares of Common Stock (the “Exchange Cap”), in each case, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.

The number of shares of Common Stock that the Company may require White Lion to purchase in any single sales notice will depend on a number of factors, including the relevant calculated purchase price and type of purchase notice that the Company delivers to White Lion. For example: (1) if the Company were to deliver a Rapid Purchase Notice, the Company can require White Lion to purchase a number of shares equal to $2,000,000 divided by the average of the three (3) lowest traded prices of the Common Stock on the Rapid Purchase Notice Date; and (2) if the Company were to deliver a VWAP Purchase Notice, the Company can require White Lion to purchase a number of shares equal to $2,000,000 divided by the product of (i) the lowest daily VWAP of the Common Stock during the VWAP Purchase Valuation Period and (ii) ninety-seven percent (97%).

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

Additionally, in consideration for White Lion’s commitments under the Common Stock Purchase Agreement, the Company agreed to issue to White Lion the number of shares of Common Stock equal to $800,000 divided by the closing price of the Common Stock on the day that is the earlier of (i) the business day prior to effectiveness of this resale registration statement registering the shares issuable under the Common Stock Purchase Agreement and (ii) the business day prior to the date that White Lion requests the issuance of such shares (such shares, the “Commitment Shares”).

Accordingly, the actual number of shares of our Common Stock issuable will vary depending on the then-current market price of shares of Common Stock sold to White Lion under the ELOC Agreement, but will not exceed the number set forth in the preceding paragraphs unless we file an additional registration statement under the Securities Act of 1933, as amended (the “Securities Act”), with the U.S. Securities and Exchange Commission (the “SEC”). See “Prospectus Summary—Post IPO Financing—Equity Line of Credit Agreement” and “ELOC Financing” for a description of the ELOC Agreement and “Selling Stockholder” for additional information regarding White Lion.

Warrants

Pursuant and subject to the terms of the ELOC Agreement and as further subject to the terms of a Common Stock Purchase Warrant dated May 6, 2025 between the Company and White Lion (“Warrant”), White Lion has the right, but not the obligation, at any time for a period of five years following the Warrant’s execution date, to subscribe for and purchase from the Company up to $4,000,000 worth, or the Available Share Amount (as defined in the Warrant and subject to adjustment thereunder), of Common Stock (the “Warrant Shares”). The initial purchase price of one share of Common Stock under the Warrant shall be equal to the Exercise Price, which shall be $1.584 or as otherwise defined therein pursuant to any applicable adjustments to the same.

Convertible Note

Pursuant and subject to the terms of a Convertible Note Purchase Agreement and executed on May 6, 2025 between the Company and White Lion (the “Note Purchase Agreement”) and related convertible promissory notes (“Convertible Notes”), White Lion has agreed to loan the Company the principal amount of $1,110,000 at an interest rate of 5% per annum subject to two Convertible Notes maturing on the date occurring Nine (9) months after the closing date of each respective loan. The first Convertible Note in the principal amount of $445,000 shall close on or before one day after the filing of a related registration statement. The second Convertible Note in the principal amount of $665,000 shall close one day after the applicable registration statement becomes effective.

The Company has agreed to allocate 10% of the proceeds from each purchase notice under the ELOC and/or warrant exercise toward the repayment of the outstanding Convertible Note(s). At any time, White Lion may convert one or both Convertible Notes at 95% multiplied by the lowest Volume Weighted Average Price (“VWAP”) fifteen days prior to the conversion notice. The Company and the Investor have agreed that no more than 4.99% of the shares outstanding will be issued to White Lion, which can be adjusted to up to 9.99% upon 61 prior days’ notice from White Lion.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are being filed herewith, or incorporated by reference into, this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit No.	Description
10.1	Note Purchase Agreement, dated as of May 6, 2025, between OSR Holdings, Inc. and White Lion Capital, LLC.
10.2	Senior Secured Convertible Promissory Note, issued May 6, 2025, by OSR Holdings, Inc. to White Lion Capital LLC.
10.3	Common Stock Purchase Warrant, issued May 6, 2025, by OSR Holdings, Inc to White Lion Capital, LLC.
10.4	Amendment No. 1 to Common Stock Purchase Agreement, between OSR Holdings, Inc. and White Lion Capital LLC.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 20, 2025

OSR HOLDINGS, INC.

By:	/s/ Kuk Hyoun Hwang
	Name:	Kuk Hyoun Hwang
	Title:	Chief Executive Officer

By:	/s/ Gihyoun Bang
	Name:	Gihyoun Bang
	Title:	Chief Financial Officer