Form 10-Q
period 2025-06-30
OSR Holdings, Inc.
filed 2025-08-14
CIK 1840425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

As of August 10, 2025, there were 21,585,360 shares of common stock, par value $0.0001 per share issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OSR HOLDINGS, INC. AND SUBSIDIAIRIES
Condensed Consolidated Balance Sheets
(In the United States Dollar, except share data)

	(Unaudited)	(Unaudited)
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,584,406	$341,543
Trade and other receivables, less allowance for credit losses of $69,316.79 and $67,579.81 as of June 30, 2025 and December 31, 2024, respectively	751,245	933,824
Inventories, net	198,827	922,107
Prepaid income taxes	-	39
Other current financial assets	58,980	54,422
Other current assets	281,720	74,555
Total current assets	2,875,177	2,326,489
Equipment and vehicles, net	3,667	2,334
Operating lease right-of-use assets, net	62,789	78,484
Intangible assets, net	155,589,419	148,056,852
Goodwill	26,393,746	24,354,066
Other non-current financial assets	390,408	329,252
Deferred tax assets	99,814	92,101
Total assets	$185,415,021	$175,239,579
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowing	$1,770,366	$1,799,796
Short-term corporate bond	2,463,000	-
Trade and other payables	7,559,067	1,078,760
Accrued expenses	906,605	459,883
Operating lease liabilities-current	42,278	44,741
Other current liabilities	2,125,735	79,777
Income taxes payable	358,609	255
Derivative liabilities	630,603	-
Total current liabilities	15,856,262	3,463,212
Long-term debt	-	497,615
Operating lease liabilities- non-current	20,406	33,372
Other non-current liabilities	1,795	1,657
Deferred tax liabilities	30,383,512	28,035,508
Total liabilities	46,261,976	32,031,364

Stockholders’ equity:
Common stock, $0.0001 par value, Authorized 100,000,000 shares; 19,806,459 shares and 2,155,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,981	216
Additional paid-in capital	106,896,221	162,606,449
Accumulated deficit	(30,175,318)	(19,173,063)
Accumulated other comprehensive income	6,979,506	(225,386)
Non-controlling interests	55,450,656	-
Total stockholders’ equity	139,153,045	143,208,215
Total liabilities and stockholders’ equity	$185,415,021	$175,239,579

The accompanying notes are an integral part of the condensed consolidated financial statements.

OSR HOLDINGS, INC. AND SUBSIDIAIRIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In the United States Dollar)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$1,135,517	$881,829	$1,896,789	$1,792,054
Cost of sales	1,102,735	649,509	1,695,321	1,319,932
Gross profit	32,782	232,321	201,468	472,122
Selling, general, and administrative expenses	5,261,960	3,442,428	8,348,471	6,984,758
Operating loss	(5,229,177)	(3,210,108)	(8,147,004)	(6,512,636)
Other income (expense):
Interest income	24,572	4,480	28,890	10,006
Interest expense	(36,930)	(2,070)	(53,328)	(15,615)
Other income	223,297	25,941	249,791	52,717
Other expenses	(206,960)	(69,358)	(8,696,361)	(140,949)
Loss before income taxes	(5,225,198)	(3,251,115)	(16,618,012)	(6,606,477)
Income tax benefit	—	973,627	—	973,623
Net loss	$(5,225,198)	$(2,277,488)	$(16,618,012)	$(5,632,853)
Attributable to:
OSR Holdings, Inc. and subsidiaries	331,414	(2,277,488)	(11,061,400)	(5,632,853)
Non-controlling interests	(5,556,612)	—	(5,556,612)	—
Other comprehensive income for the year, net of tax
Gain on foreign currency translation	6,737,816	11,601	7,204,892	23,575
Total comprehensive income(loss) for the year	1,512,618	(2,265,887)	(9,413,120)	(5,609,279)
Attributable to:
OSR Holdings, Inc. and subsidiaries	4,660,110	(2,265,887)	(6,265,628)	(5,609,279)
Non-controlling interests	(3,147,492)	—	(3,147,492)	—
Income(loss) per share attributable to OSR Holding, Inc. and subsidiaries
Basic income(loss) per ordinary share	$0.02	$(0.41)	$(0.73)	$(1.00)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OSR HOLDINGS, INC. AND SUBSIDIAIRIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In the United States Dollar, except share data)

	Common stock		Additional paid-in	Retained Earnings (accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amounts	capital	deficit)	Income (loss)	interests	equity
Balance at January 1, 2024	5,622,954	$640	106,082,223	$(10,496,810)	$131,022	$—	$95,717,075
Net loss	—	—	—	(3,355,366)	—	—	(3,355,366)
Foreign currency translation adjustment	—	—	—	—	11,974	—	11,974
Balance at March 31, 2024	5,622,954	$640	106,082,223	$(13,852,175)	$142,997	$—	$92,373,684
Balance at April 1, 2024	5,622,954	$640	106,082,223	$(13,852,175)	$142,997	$—	$92,373,684
Net loss	—	—	—	(2,277,488)	—	—	(2,277,488)
Foreign currency translation adjustment	—	—	—	—	11,601	—	11,601
Balance at June 30, 2024	5,622,954	$640	106,082,223	$(16,129,663)	$154,597	$—	$90,107,796
Balance at January 1, 2025	2,155,000	$216	162,606,449	$(19,173,063)	$(225,386)	$—	$143,208,215
Net loss	—	—	—	(11,392,814)	—	—	(11,392,814)
Foreign currency translation adjustment	—	—	—	—	467,076	—	467,076
Business Combination	17,121,978	1,712	(56,524,226)	—	—	56,522,514	—
Balance at March 31, 2025	19,276,978	$1,928	106,082,223	$(30,565,877)	$241,690	$56,522,514	$132,282,477
Balance at April 1, 2025	19,276,978	$1,928	106,082,223	$(30,565,877)	$241,690	$56,522,514	$132,282,477
Net gain(loss)	—	—	—	331,414	—	(5,556,612)	(5,225,198)
Changes in Exercise tax	—	—	—	59,145	—	—	59,145
Foreign currency translation adjustment	—	—	—	—	6,737,816	4,484,754	11,222,570
Issuance of share capital	529,481	53	813,998	—	—	—	814,051
Balance at June 30, 2025	19,806,459	$1,981	106,896,221	$(30,175,318)	$6,979,506	$55,450,656	$139,153,045

The accompanying notes are an integral part of the condensed consolidated financial statements.

OSR HOLDINGS, INC. AND SUBSIDIAIRIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In the United States Dollar)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(16,618,012)	$(5,632,853)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	581	3,935
Amortization	4,624,214	5,701,997
Loss on inventory valuation	(12,409)	-
Loss on disposal of tangible assets	-	1,232
Lease expense	27,312	40,015
Bad debts	(3,726)	8,301
Severance pay	207,470	48,190
Commissions and professional fees	620,239	-
Loss on change in fair value of financial liabilities	23,440	-
Merger and acquisiton costs	8,611,114	-
Loss on foreign currency translation	15,993	68,459
Gain on change in fair value of financial liabilities	(23,943)	-
Gain on foreign currency translation	(169,516)	-
Changes in operating assets and liabilities:
Decrease in trade and other receivables	250,958	29,707
Decrease in inventories, net	772,811	418,684
Decrease in other current financial assets	-	2,059
Decrease (increase) in other current assets	8,586	(153,184)
Increase (decrease) in trade and other payables	1,031,354	(546,012)
Increase in accrued expenses	159,551	57,013
Decrease in lease liabilities	(27,312)	(32,381)
Increase (decrease) in tax payables	40	(990,202)
Decrease in other liabilities	(45,421)	(6,953)
Net cash used in operating activities	(546,678)	(981,991)
Cash flows from investing activities:
Decrease in deposits	-	8,409
Decrease in short-term loan	-	461,527
Disposal of equipment and vehicles	1,018	1,347
Purchase of equipment and vehicles	(2,681)	-
Increase in deposits	-	(7,410)
Increase in long-term loan	(561,057)	(17,681)
Increase in cash and cash equivalents from business combination	1,219,888	-
Net cash provided by (used in) investing activities	657,167	446,192
Cash flows from financing activities:
Proceeds from long-term debt	-	239,211
Proceeds from short-term borrowing	1,087,873	947,899
Repayment of long-term debt	(512,273)	-
Repayment of short-term borrowing	(318,369)	(662,262)
Issuance of convertible bonds	1,076,239	-
Repayment of convertible bonds	(292,608)	-
Net cash provided by financing activities	1,040,863	524,848
Net change in cash and cash equivalents	1,151,352	(10,951)
Effects of changes in exchange rate on cash and cash equivalents	91,511	(32,462)
Cash and cash equivalents at beginning of year	341,543	540,207
Cash and cash equivalents at end of year	$1,584,406	$496,794
Supplemental disclosures of cash flow information:
Cash paid for interest	$53,931	$26,541
Cash paid for income taxes (net of refunds received)	(40)	(8,293)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OSR HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2025 and 2024

(UNAUDITED)

(1)	Organization and nature of business

OSR Holdings, Inc. (the Company) and its subsidiaries (collectively the Group) are a global healthcare company dedicated to advancing healthcare outcomes and improving the quality of life for people and their families. The Group aims to build and develop a robust portfolio of innovative and potentially transformative therapies and healthcare solutions. The Group’s current operating businesses (through the four wholly owned subsidiaries) include (i) developing oral immunotherapies for the treatment of cancer, (ii) developing design-augmented biologics for age-related and other degenerative diseases and (iii) neurovascular intervention medical device and systems distribution in Korea. The Group’s vision is to acquire and operate a portfolio of innovative health-care related companies globally.

The Company (f/k/a Bellevue Life Sciences Acquisition Corp. or BLAC) was incorporated in Delaware on February 25, 2020. The Company was incorporated for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

On February 14, 2025 (the “Closing Date”), the Company consummated its previously announced “Business Combination” with OSR Holdings Co., Ltd., a corporation organized under the laws of the Republic of Korea (“OSR”), pursuant to the Amended and Restated Business Combination Agreement dated May 23, 2024, as amended on December 20, 2024 (the “Business Combination Agreement”). The Business Combination Agreement was entered into among the Company, OSR, and certain OSR stockholders that executed joinder agreements thereto. In connection with the consummation of the Business Combination, the Company changed its name from “Bellevue Life Sciences Acquisition Corp. or BLAC” to “OSR Holdings, Inc.”

The Business Combination was consummated on February 14, 2025, which, for accounting and reporting purposes under U.S. generally accepted accounting principles (US-GAAP), was treated as the equivalent of OSR Holdings Co., Ltd. exchanging its stock for the net assets of OSR Holdings, Inc, accompanied by an equity recapitalization of OSR Holdings, Inc, which was determined to fall within the scope of Accounting Standards Codification (ASC) 805 Business Combinations. OSR Holdings, Inc. was treated as the acquired company, and its net assets were stated at historical cost, with no goodwill or other intangible assets recorded. The excess of the fair value of shares exchanged to OSR Holdings, Inc. over the fair value of the Company’s identifiable net assets acquired represented compensation for the service of a stock exchange listing for its shares and was expensed as incurred.

Details of shareholders as of June 30, 2025 are as follows:

Name of Shareholder	Number of ordinary share	Percentage of ownership
Bellevue Global Life Sciences Investors LLC	1,332,500	6.73%
BCM Europe AG	8,612,634	43.48%
Bellevue Capital Management LLC	3,123,970	15.77%
Duksung Co.,Ltd.	1,420,215	7.17%
Others	5,317,140	26.85%
Total	19,806,459	100.00%

As of June 30, 2025, there were 19,806,459 shares of the registrant’s common stock outstanding.

Details of investments in subsidiaries as of June 30, 2025 are as follows:

Name of subsidiary	Share capital	Percentage of ownership	Principal activities
VAXIMM AG (“VAXIMM”)	$804,485	100.00%	Biotech (drug development)
RMC Co., Ltd. (“RMC”)	25,804	100.00%	Medical device distribution
Darnatein Co., Ltd. (“Darnatein”)	4,767,522	100.00%	Biotech (drug development)
OSR Holdings, Inc. (“OSRI”) (*1)	2,137	100.00%	SPAC

Key financial information of the subsidiaries at June 30, 2025 are as follows :

Name of subsidiary	Asset	Liability	Equity	Sales
VAXIMM AG	$967,300	$472,992	$494,308	$-
RMC Co.,Ltd	1,379,484	1,113,999	265,486	1,896,789
Darnatein Co.,Ltd	97,398	800,152	(702,754)	-
OSR Holdings, Inc. (*1)	2,326,185	11,654,631	(9,328,446)	-

(*1)	Aforementioned above, the Company is treated as the acquired company under ASC 805 Business Combinations. As such, it is shown as subsidiary for the subsidiary investment details.

Summaries of entities, which are newly included in consolidation scope for the periods ended June 30, 2025 and 2024 are as follows:

For the six months ended June 30, 2025
Name of subsidiary	Reason	Type of purchase consideration
OSR Holdings, Inc.	Acquisition (*2)	Equity swap with shares of the Parent and OSR inc.’s share

(*2)	The Parent acquired subsidiary in February 2025 and accounted for the acquisitions at March 31, 2025, which is deemed the acquisition date.

(2)	Summary of significant accounting policies

a.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to US-GAAP and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented, under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements include all adjustments consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2025. Certain information and note disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes prepared in accordance with US-GAAP have been condensed in, or omitted from, these interim financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the audited consolidated financial statements for the fiscal year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 22, 2025, which is presented in Korean won.

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

Accounts receivable

The Group uses an aging schedule to estimate the ACL for trade accounts receivable. This method categorizes trade receivables into different groups based on industry and the number of days past due. Past due status is measured based on the number of days since the payment due date. The trade receivables are evaluated individually for expected credit losses if they no longer share similar risk characteristics. The Group determines that the receivables no longer share similar risk characteristics if they are past due balances over 90 days and over a specified amount. The Group evaluates the collectability of trade accounts receivables with payments that are more than 90 days past due on an individual basis to determine if any are deemed uncollectible. Trade accounts receivable balances are deemed uncollectible and written off as a deduction from the allowance after all means of collection have been exhausted.

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

Stock in transit is stated at the lower of cost and net realizable value. Cost comprises purchase and delivery costs, net of rebates and discounts received or receivable.

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

The Group is a lessee in several non-cancellable operating leases, primarily for plants and main offices. The Group does not have a finance lease.

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

The Group has operations in South Korea, Switzerland, and Germany. Accounting records in foreign operations are maintained in local currencies and remeasured to the US dollars during the consolidation. Nonmonetary assets and liabilities are translated at historical rates, and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Gains or losses from remeasurement of foreign currency financial statements into the US dollars are included in current results of comprehensive income.

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

p.	Compound Financial Instruments

Compound financial instruments are convertible bonds that can be converted into equity instruments at the option of the holder. The liability component of a compound financial instrument is recognized initially at the fair value of a similar liability that does not have an equity conversion right and subsequently measured at amortized cost until extinguished on conversion or maturity of the bonds. The equity component is recognized initially on the difference between the fair value of the compound financial instrument as a whole and the fair value of the liability component. Any directly attributable transaction costs are allocated to the liability and equity components in proportion to their initial carrying amounts.

q.	Accounting pronouncements adopted as of June 30, 2025

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosure of significant segment expenses on an annual and interim basis. This ASU will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Group adopted this ASU as of January 1, 2025 and there is not impact on the Group’s condensed consolidated financial statements.

r.	Accounting pronouncements issued, but not adopted as of June 30, 2025

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

Patent technology

Patent technology is recognized in Intangible assets on the condensed consolidated balance sheets. The Group considers both qualitative and quantitative factors when determining whether the patent technology may be impaired. For the purpose of assessing impairment, the Group follows its accounting policy disclosed in Note 2. In assessing whether there is any indication that the patent technology may be impaired, the Group considers, at minimum, the following indications:

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

a.	Currency risk

The functional currency of the foreign subsidiary’s operations is the local currency. Therefore, for purposes of the condensed consolidated financial statements, the results of foreign operations are translated from the local currency into U.S. dollars. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying condensed consolidated financial statements as a component of accumulated other comprehensive loss.

b.	Interest rate risk

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

As of the end of the reporting period, there are no financial instruments subject to a variable interest rate.

c.	Price risk

Price risk is the risk that the fair value of a financial instrument or future cash flows will change due to changes in market prices other than interest rate or foreign exchange rate. As of the end of the reporting period, the Group is not exposed to commodity price risk. Investments in financial instruments are made on a non-recurring basis according to management’s judgment.

Credit risk management

Credit risk is the risk of possible losses in an asset portfolio in the events of counterparty’s default, breach of contract and deterioration in the credit quality of the counterparty. For the risk management reporting purposes, the Group manages the credit risk systematically and pursues value maximization and continuous growth of the Group by efficient resource allocation and monitoring non-performing loans. In order to reduce the risks that may occur in transactions with financial institutions, such as cash and cash equivalents and various deposits, the Group conducts transactions only with financial institutions with high creditworthiness. As of June 30, 2025, the Group believes that there are low signs of material default, and the maximum exposure to credit risk as of June 30, 2025 is equal to the book value of financial instruments (excluding cash).

Liquidity risk management

The Group constantly monitors its liquidity positions to ensure that no borrowing limits or commitments are breached to meet operating capital needs. In estimating liquidity, we also take into account external laws or legal requirements, such as the group’s financing plan, compliance with agreements, internal target financial ratios and currency restrictions.

The Group’s liquidity risk analysis details as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025
			Remaining maturity
		Cashflow by	Within	1 year to	More than
	Book Value	contract	a year	3 years	3 years
Financial liabilities	$5,332,235	$5,370,323	$5,370,323	$-	$-
Other Payables	8,465,672	8,471,713	8,471,713	-	-
Lease liabilities	62,685	72,619	46,446	26,172	-
Total	$13,860,591	$13,914,654	$13,888,482	$26,172	$-

	December 31, 2024
			Remaining maturity
		Cashflow by	Within	1 year to	More than
	Book Value	contract	a year	3 years	3 years
Borrowings	$2,297,411	$2,423,008	$1,840,406	$35,048	$547,555
Other Payables	1,538,643	1,538,643	1,538,643	-	-
Lease liabilities	80,848	93,537	48,980	44,558	-
Total	$3,916,903	$4,055,188	$3,428,028	$79,605	$547,555

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

The group’s debt ratio as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
Net borrowings (A)
Borrowings	$5,962,837	$2,297,411
Lease liabilities	62,685	78,113
Less: cash and cash equivalents	(1,584,406)	(341,543)
	4,441,116	2,033,981
Total equity (B)	139,153,045	143,208,215
Debt ratio (A / B)	3.2%	1.4%

(5)	Fair value measurements

Book value and fair value of financial instruments

The difference between the carrying amount and fair value of the Group’s financial assets and liabilities as of June 30, 2025 and December 31, 2024 are insignificant.

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

Fair values of the Group’s financial assets and liabilities as of June 30, 2025 and December 31, 2024, which are accounted as amortized cost, are categorized as Level 3.

Recurring transfer between levels of the fair value hierarchy

Fair value hierarchy classifications of the financial instruments that are measured at fair value level 3 as at June 30, 2025 is as follows(Null for December 31, 2024):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Recurring fair value measurements Financial liabilities at fair value through profit or loss	$-	$-	$630,603	$630,603

Valuation Techniques and the Inputs

Valuation techniques and inputs used in the recurring and non-recurring fair value measurements categorized within Level 3 of the fair value hierarchy as at June30, 2025 is as follows:(Null for December 31, 2024):

The Group did not change any valuation techniques in determining the fair value, which is categorized within Level 3 of the fair value hierarchy.

	June 30, 2025
	Fair Value	Level	Valuation Techniques	Inputs
Financial liabilities at fair value through profit or loss	$630,603	3	Tsiveriotis- Fernandes model	Stock Volatility, Risk-free rate

(6)	Financial instruments by category

The carrying value of financial instruments category as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025
	Financial assets at amortized cost	Financial liabilities at fair value	Financial liabilities at amortized cost	Total
Financial assets:
Cash and cash equivalents	$1,584,406	$-	$-	$1,584,406
Trade and other receivables	751,245	-	-	751,245
Other current financial assets	58,980	-	-	58,980
Other non-current financial assets	390,408	-	-	390,408

Financial liabilities:
Trade and other payables	-	-	7,559,067	7,559,067
Accrued expenses	-	-	906,605	906,605
Current financial liabilities	-	-	5,332,235	5,332,235
Derivative liabilities	-	630,603	-	630,603

	December 31, 2024
	Financial assets at amortized cost	Financial liabilities at fair value	Financial liabilities at amortized cost	Total
Financial assets:
Cash and cash equivalents	$341,543	$-	$-	$341,543
Trade and other receivables	933,824	-	-	933,824
Other current financial assets	54,422	-	-	54,422
Other non-current financial assets	329,252	-	-	329,252

Financial liabilities:
Trade and other payables	-	-	1,078,760	1,078,760
Accrued expenses	-	-	459,883	459,883
Borrowings	-	-	2,297,411	2,297,411

Net gains or losses by financial instrument category for the six months ended June 30, 2025 and 2024 are as follows:

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Amortized cost:
Interest income	$28,890	$10,006
Foreign exchange gains	36,925	23,086
Gains on foreign currency translation	169,516	24,844
Interest expense	(53,328)	(15,615)
Losses on foreign currency transaction	(45,666)	(40,744)
Losses on foreign currency translation	(16,098)	(93,303)

Financial assets measured at fair value through profit and loss:
Gains on change in fair value of financial liabilities	23,943	-
Losses on change in fair value of financial liabilities	(23,440)	-

(7)	Cash and cash equivalents

The Group considers all money market funds and highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$1,584,406	$341,543

(8)	Trade and other receivables, net

All trade receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade receivables are included in net cash provided by operating activities in the statements of cash flows. The Group does not have any off-balance sheet credit exposure related to its customers.

	June 30, 2025	December 31, 2024
Trade receivables	$812,100	$972,036
Less: Allowance for credit losses	(69,317)	(67,580)
Net trade receivables	742,783	904,456
Other receivables	8,462	29,368
Total	$751,245	$933,824

(9)	Inventories, net

Inventories consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Merchandised goods	$215,693	$949,724
Less inventory reserves	(16,866)	(27,617)
	$198,827	$922,107

(10) Other financial assets

Details of other financial assets as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025		December 31, 2024
	Current	Non-current	Current	Non-current
Leasehold guarantee deposits	$58,980	$24,173	$54,422	$21,669
Other deposits	-	1,180	-	1,088
Loan	-	365,055	-	306,494
Total	$58,980	$390,408	$54,422	$329,252

(11) Other assets

Details of other assets as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025		December 31, 2024
	Current	Non-current	Current	Non-current
Prepayments	$98,515	$-	$53,908	$-
Prepaid expenses	183,206	-	20,646	-
Total	$281,720	$-	$74,555	$-

(12) Equity method investment

Details of investment under the equity method are as follows:

			June 30, 2025		December 31, 2024
	Location	Main business	Ownership	Book value	Ownership	Book value
Taction Co., LTD	Korea	Software development	33.3%	$-	33.3%	$-

The summarized financial information of investment under the equity method as of the closing date and for the current period is as follows:

	As of and for the year ended December 31, 2024
					Comprehensive
	Assets	Liabilities	Revenue	Net loss	loss
Taction Co., LTD	$97,936	$32,785	$-	74,740	$-74,740

There is no equity method valuation applied on investments in associate for the six months ended June 30, 2025 or 2024.

Taction Co., Ltd. was incorporated to engage in software development and IT consulting. As no practical plan to generate revenue and maintain going-concern basis in the foreseeable future was provided, the Parent recognized impairment loss amounting to acquisition cost.

(13) Equipment and vehicles, net

Equipment and vehicles as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Office equipment	$31,989	$26,912
Tools and instruments	24,587	22,687
Machinery and equipment	24,115	22,251
Facilities	213,892	210,613
Vehicles	10,160	9,375
	304,743	291,838
Less accumulated depreciation	(301,076)	(289,504)
Equipment and vehicles, net	$3,667	$2,334

(14) Goodwill

Changes of goodwill for the for the six months ended June 30, 2025 and 2024 are as follows:

	For the six months ended June 30, 2025
	Beginning	Business combination	Impairment loss	Effects of changes in exchange rate	Ending
Goodwill	$24,354,066	$-	$-	$2,039,680	$26,393,746

	For the six months ended June 30, 2024
	Beginning	Business combination	Impairment loss	Effects of changes in exchange rate	Ending
Goodwill	$27,765,222	$-	$-	$(1,183,341)	$26,581,881

(15) Intangible assets, net

The acquired intangible assets, all of which are being amortized, have an average useful life of approximately 20 years. Intangible assets consist of the following as of June 30, 2025 and December 31, 2024.

	For the six months ended June 30, 2025
	Average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Technology license	20 years	$106,021	$85,246	$20,775
Customer relationship	20 years	627,608	313,804	313,804
Patent technology	20 years	178,617,701	23,362,860	155,254,841
		$179,351,330	$23,761,910	$155,589,419

	For the six months ended December 31, 2024
	Average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Technology license	20 years	$97,828	$78,439	$19,389
Customer relationship	20 years	579,107	231,643	347,464
Patent technology	20 years	164,814,319	17,124,320	147,690,000
		$165,491,254	$17,434,402	$148,056,852

Accumulated amortization expense for intangible assets is $4,624,214 and $5,672,590 for the six months ended June 30, 2025 and 2024, respectively.

(16) Short-term borrowings

The Group has a loan agreement with Bellevue Capital Management Europe AG and as of June 30, 2025, the outstanding balance was $860,000 (3.00% interest rate at June 30, 2025), which matures in 2025.

The Group has multiple loan agreements with an individual and as of June 30, 2025, the outstanding balance was $910,366 (0% interest rate at June 30, 2025), which mature on various dates in 2025.

The Group has a loan agreement with Duksung Co.,Ltd and as of June 30, 2025, the outstanding balance was $800,000 (7.00% interest rate at June 30, 2025), which matures in October 2025.

The Group has a loan agreement with BGLSI and as of June 30, 2025, the outstanding balance was $1,528,000 (0% interest rate at June 30, 2025), which matures in September 2025.

The Group has multiple loan agreements with an individual and as of June 30, 2025, the outstanding balance was $135,000 (0% interest rate at June 30, 2025), which mature on various dates in 2025.

The Group has a convertible note agreement with White Lion Capital and as of June 30, 2025, the outstanding balance was $1,098,869 (5.00% interest rate at June 30, 2025), which mature various dates in 2026.

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

The Group has multiple loan agreements with an individual and as of December 31, 2024, the outstanding balance was $408,163 (0% interest rate at December 31, 2024), which mature on various dates in 2025.

Details of convertible bonds issued on May 6, 2025 and outstanding as of June 20, 2025 are as follows:

Classification	Details
Par value	USD 1,110,000
Stated interest rate	5%
Guaranteed yield upon conversion	-
Exercise price adjustments	Issuance of new shares for consideration (paid-in capital increase), stock dividends and capitalization of reserves, mergers, capital reduction, stock split and consolidation, reduction of capital and stock consolidation, etc.
Conversion condition	Variable Conversion Price. At any time, and from time to time, the Holder may utilize the Variable Conversion Price for conversions of this Note into Common Stock. The Variable Conversion Price shall be a rate per share equal to 95% multiplied by the Market Price (as defined herein) (representing a discount rate of 5%) (the “Variable Conversion Price”). “Market Price” means the lowest daily VWAP of the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the lowest volume-weighted average daily price as reported on the principal securities exchange or trading market where such security is quoted, listed or traded or, if no trading price of such security is available in any of the foregoing manners, the average of the trading prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the NASDAQ stock market or on the principal securities exchange or other securities market on which the Common Stock is then being quoted or traded.

The conversion right on the above convertible bonds is classified as other financial liabilities.

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

Darnatein’s pension plan has converted from the DB type to the DC type at the end of March 31, 2017, and is obligated to pay severance payment as DB type which incurred before the March 31, 2017.

Meanwhile, expenses recognized by the Group in relation to the defined contribution retirement benefit plan for the six months ended June 30, 2025 and 2024 are $304,579 and $57,530, respectively.

(19) Related party transactions

As of June 30, 2025, the Group’s related parties are as follows:

Type	Related parties
Ultimate parent entity	Bellevue Capital Management LLC
Major shareholder of the Parent	BCM Europe AG
Subsidiaries	RMC, VAXIMM, Darnatein, OSR Holdings Co., Ltd.
Associates	Taction Co., Ltd.
Other related parties	Bellevue Global Life Sciences Investors LLC

There are no sales and procurement transactions and treasury transactions with related parties for the six months ended June 30, 2025 and 2024.

Details of receivables and payables from related party transactions as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025
	Related parties	Short-term borrowings
Bellevue Capital Management Europe AG	Major shareholder of the Parent	$860,000

	December 31, 2024
	Related parties	Short-term borrowings
Key management	Individuals	$340,136

Compensations paid or accrued to key management of the Parent for the six months ended June 30, 2025 and 2024 are as follows:

	For the six months ended
	June 30, 2025	June 30, 2024
Salaries	$344,552	$205,433

The Group’s key management includes registered directors who have important authority and responsibility for planning, operation, and control of the Group’s business activities.

No collateral or guarantee were provided for related parties and were received from related parties as of June 30, 2025 and December 31, 2024.

(20) Administrative expenses

Details of administrative expenses for the six months ended June 30, 2025 and 2024 are as follows:

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Salary	$784,289	$448,886
Retirement payment	304,579	57,530
Employee benefits	51,137	24,312
Travel expenses	19,749	26,341
Entertainment expenses	22,986	16,179
Communication cost	938	1,199
Tax and due	17,674	14,048
Depreciation cost	581	33,343
Amortization of intangible assets	4,624,214	5,672,590
Rental cost	50,350	49,137
Repair fee	402	141
Insurance cost	10,123	16,106
Vehicle maintenance fee	16,628	6,620
Allowance for expected credit losses	(3,726)	8,301
Research and development expenses	143,674	91,974
Travel expenses	875	1,490
Training cost	1,210	-
Publishing fee	477	251
Office supplies fee	122	164
Consumable cost	15,454	11,890
Commisions and professional fee	2,278,933	494,305
Building management fee	7,804	8,995
Advertising expenses	-	956
Total	$8,348,471	$6,984,758

(21) Income taxes

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these considerations as of June 30, 2025 and December 31, 2024, the Company had a full valuation allowance for the net deferred tax assets on one of its Asian subsidiaries and certain of its European subsidiaries. Also, as of June 30, 2025 and December 31, 2024, the Company had a partial valuation allowance offsetting certain deferred tax assets of another one of its Asian subsidiaries. Management believes that it is more likely than not that the Company will realize the benefits of the remaining deductible differences, net of valuation allowances, at June 30, 2025 and December 31, 2024.

The Company did not have any material uncertain tax positions, which should be recognized in the condensed consolidated financial statements as of June 30, 2025. In addition, the Company did not have any unrecognized tax benefits, which, if recognized, would affect the effective tax rate for the nine months then ended.

(22) Loss per share

Basic loss per share for the six months ended June 30, 2025 and 2024 are calculated as follows:

(The United States Dollar in unit and number of shares)	For the six months ended June 30
	2025	2024
Net loss (A)	$(11,061,400)	$(5,632,853)
Weighted average number of ordinary shares outstanding (B)	15,155,407	5,622,954
Basic loss per ordinary share (A/B)	$(0.73)	$(1.00)

Weighted average number of ordinary shares outstanding for the six months ended June 30, 2025 and 2024 are calculated as follows:

(Number of shares)	For the six months ended June 30
	2025	2024
Ordinary shares outstanding at the beginning	2,155,000	5,622,954
Changes due to business combination	12,959,729	-
Commitment shares issued for White Lion Capital	40,181	-
Shares issued due to ELOC	304	-
Shares issued due to ELOC	193	-
Weighted average number of ordinary shares outstanding	15,155,407	5,622,954

Diluted loss per share for the six months ended June 30, 2025 and 2024 are calculated as follows:

(The United States Dollar in unit and number of shares)	For the six months ended June 30
	2025	2024
Net loss (A)	$(11,056,255)	$(5,632,853)
Weighted average number of ordinary shares outstanding (B)	16,090,144	5,622,954
Diluted loss per ordinary share (A/B)	$(0.69)	$(1.00)

Weighted average number of ordinary shares outstanding for the six months ended June 30, 2025 and 2024 are calculated as follows:

(Number of shares)	For the six months ended June 30
	2025	2024
Ordinary shares outstanding at the beginning	2,155,000	5,622,954
Changes due to business combination	12,959,729	-
Commitment shares issued for White Lion Capital	40,181	-
Shares issued due to ELOC	304	-
Shares issued due to ELOC	193	-
Convertible bonds conversion effect	934,737	-
Weighted average number of ordinary shares outstanding	16,090,144	5,622,954

(23) Commitment and contingencies

As of June 30, 2025, the Group is a party to a civil action filed in the Supreme Court of the State of New York, County of New York, by Benjamin Securities, Inc., seeking approximately $425,000 in alleged brokerage fees and costs, plus interest and attorneys’ fees. As of June 30, 2025, the matter remains pending.

The Parent has entered into various contractual commitments related to the acquisition of VAXIMM including a future financial obligation of CHF 7,416 underlying as of June 30, 2025. Meanwhile, both parties have agreed to remove section 6.1.3 of the license agreement that states that in the event of the Parent’s sale to a third party, the Licensor shall reimburse the Licensee for reasonable costs and expenses incurred in the preparation, submission, maintenance, prosecution, and enforcement process.

(24) Segment reporting

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

(25) Subsequent events

The Group has evaluated subsequent events from the balance sheet date through August 14, 2025, the date at which the condensed consolidated financial statements were available to be issued and determined that there are no other items to disclose, except the following:

●	In July, the Group issued total of 757,500 shares under the ELOC, to raise gross proceeds of $727,887.

●	In July, the Group issued total of 1,021,401 shares under the convertible note and warrant agreement with White Lion Capital, which amounted $990,000.

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

Recent Developments

Strategic Roadmap for Tokenization under Regulation D Framework in Partnership with BCM Europe AG

In July 2025, we announced our strategic roadmap for tokenizing our equity, marking a significant step forward in the integration of blockchain-based finance with the Company's core business operations. This initiative is part of our broader strategy to leverage innovative financial mechanisms, including security token offerings (STO), to enhance capital raising opportunities, increase liquidity, and create value for shareholders.

The roadmap includes a partnership with BCM Europe AG, an affiliate of Bellevue Capital Management, LLC, under Swiss-based leadership with track records in the blockchain and digital asset space, to explore the potential of tokenizing OSRH shares under the Regulation D framework. This collaboration will enable OSRH to issue tokenized securities that meet regulatory standards, allowing for greater flexibility in fundraising activities and enabling the Company to tap into new capital markets.

This initiative aligns with OSRH’s commitment to explore novel avenues for financing, providing the Company with the ability to more effectively manage capital while maintaining compliance with securities laws. While the tokenization strategy is still in its early stages, our management views it as a promising long-term initiative that could significantly enhance the Company’s financial flexibility and increase the attractiveness of the Company to both institutional and retail investors.

Signing of Term Sheet to Acquire Woori IO, a Pioneer in Noninvasive Glucose Monitoring Technology

As previously disclosed in the Company’s Current Report on Form 8-K filed on July 25, 2025, we announced in July 2025 the signing of a term sheet with Woori IO Co., Ltd., a leader in noninvasive glucose monitoring technology based out of South Korea. Under this agreement, OSRH intends to acquire Woori IO, subject to completion of due diligence and other conditions. This acquisition would further strengthens OSRH’s presence in the burgeoning healthcare and medical technology sectors, particularly in diabetes management, which is expected to see substantial growth over the next decade.

Woori IO’s proprietary noninvasive continuous glucose monitoring (CGM) technology is poised to disrupt the current market by providing a pain-free alternative to traditional glucose monitoring methods. The company’s platform leverages near-infrared spectroscopy (NIRS) technology, which has already demonstrated promising proof-of-concept results from the studies conducted at the Korea University Hospital (Guro). This acquisition represents a strategic entry into the global CGM1 market, which is forecast to exceed $47 billion by 20342.

The acquisition, if consummated, is expected to enhance OSRH’s growth trajectory by providing access to cutting-edge technology in a high-demand area. Management believes that integrating Woori IO’s noninvasive glucose monitoring solutions with OSRH’s resources will accelerate the commercialization of this technology and open significant revenue opportunities. The deal structure, as outlined in the term sheet, will involve the issuance of OSRH shares to Woori IO’s stakeholders upon closing, subject to performance-based milestones (“$10 per share condition”), and will not result in immediate dilution for existing OSRH shareholders .

Strategic Outlook

Both initiatives reflect OSRH’s ongoing commitment to enhancing shareholder value through innovative business strategies and investments in high-growth sectors. We will continue to evaluate and pursue opportunities that align with our strategic vision, particularly in the areas of blockchain and healthcare technology. As these initiatives progress, we will provide further updates to shareholders, ensuring transparency and compliance with all relevant regulatory requirements.

[1]	Continuous Glucose Monitoring, [2] Market data from gminsights.com

Result of Operations

Comparison of the Three Months Ended June 30, 2024 and 2025

The following tables present OSR Holdings’ statements of operations for the three- and six-month periods ended June 30, 2024 and 2025, and percentage change between the two periods:

	Three Months Ended June 30,
	2024	2025	Change $	Change %
Net Sales:	881,829	1,135,517	253,688	29%
Cost of Sales	649,509	1,102,735	453,226	70%
Gross Profit	232,321	32,782	-199,539	-86%
Expenses:
Selling, general and administrative expenses	3,442,428	5,261,960	1,819,532	53%
Operating loss	(3,210,108)	(5,229,177)	-2,019,069	63%
Other income (expense)	(41,007)	3,979	44,986	-110%
Profit (loss) before income taxes	(3,251,115)	(5,225,198)	-1,974,083	61%

	Six Months Ended June 30,
	2024	2025	Change $	Change %
Net Sales:	1,792,054	1,896,789	104,735	6%
Cost of Sales	1,319,932	1,695,321	375,389	28%
Gross Profit	472,122	201,468	-270,654	-57%
Expenses:
Selling, general and administrative expenses	6,984,758	8,348,471	1,363,713	20%
Operating loss	(6,512,636)	(8,147,004)	-1,634,368	25%
Other income (expense)	(93,841)	(8,471,009)	-8,377,168	8,927%
Profit (loss) before income taxes	(6,606,477)	(16,618,012)	-10,011,535	152%

Net Sales, Cost of Sales and Gross Profit

OSR Holdings’ net sales, cost of sales, and gross profit are primarily derived from RMC, its subsidiary engaged in the distribution of medical devices.

RMC’s net sales for the three months ended June 30, 2025, increased by $253,688, or 29%, compared to the same period in the prior year. However, cost of sales increased by $453,226, or 70%, resulting in a decline in gross profit of $199,539, or 86%. This disproportionate increase in cost of sales was primarily attributable to a one-time factor related to a change in the contractual arrangement with one of RMC’s suppliers. Specifically, RMC transitioned from a traditional purchase-and-resale model to a consignment-based arrangement under which only commission revenue is recognized. As part of this transition, RMC sold previously held inventory back to the supplier at cost, which materially impacted gross margin for the quarter.

For the six months ended June 30, 2025, the impact of the transaction was partially normalized. Net sales increased by $104,735, or 6%, while cost of sales increased by $375,389, or 28%, compared to the same period in the prior year. As a result, gross profit decreased by $270,654, or 57%.

Selling, General and Administrative Expenses

For the three months ended June 30, 2025, OSR Holdings’ selling, general and administrative (SG&A) expenses increased by $1,819,532, or 53%, compared to the same period in the prior year. The increase was primarily attributable to the completion of the Business Combination on February 14, 2025, which resulted in the consolidation of OSR Holdings Inc. (formerly Bellevue Life Sciences Acquisition Corp.) beginning in the second quarter. The largest component of the increase was higher commissions and professional fees incurred in connection with the Business Combination.

For the six months ended June 30, 2025, OSR Holdings’ selling, general and administrative (SG&A) expenses increased by $1,363,713, or 20%, compared to the same period in the prior year. The increase was primarily driven by higher personnel-related expenses, including salaries, severance payments, employee benefits, bonuses, and travel costs. Additional SG&A expenses included amortization of intangible assets, research and development expenses, and professional service fees, such as legal, audit, investor relations, and press release costs, as well as non-income taxes, insurance premiums, and employee recruiting and training expenses. The most significant drivers of the increase were personnel-related costs and professional service fees.

Research and Development (R&D) Expenses

OSR Holding’s R&D expenses consisted primarily of development costs associated with our product candidates in pre-clinical and clinical trials, and related costs of salaries and contractors. R&D costs are expensed as incurred. OSR Holdings expects to incur and report R&D related expenses mainly from its subsidiaries actively engaged in R&D at an estimated amount of $2.5 million to $3.0 million per quarter beginning in the second half of 2025, which could potentially increase to $5.0 million to $6.0 million per quarter.

Operating Loss

For the three months ended June 30, 2025, OSR Holdings’ operating loss increased by $2,019,069, or 63%, compared to the same period in the prior year. On a year-to-date basis, operating loss increased by $1,634,368, or 25%, for the six months ended June 30, 2025. As discussed in the section titled “Selling, General and Administrative Expenses,” this increase was primarily attributable to the consolidation of SG&A expenses beginning in the second quarter of 2025 following the completion of the Business Combination on February 14, 2025.

Other Income (Expense)

OSR Holdings’ other income (expense) consists of interest income, interest expense, foreign exchange-related gains and losses, and other non-operating items.

For the three months ended June 30, 2025, the Company recorded net other income of $3,979, representing an increase of $44,986 compared to net other expense of $41,007 for the same period in the prior year. This increase was primarily attributable to the consolidation of OSR Holdings Inc. (formerly Bellevue Life Sciences Acquisition Corp.) beginning in the second quarter of 2025, following the completion of the business combination on February 14, 2025.

For the six months ended June 30, 2025, net other expenses increased significantly by $8,377,168, from $93,841 in the prior-year period to $8,471,009. This substantial increase was primarily driven by the one-time recognition of approximately $8.5 million in merger-related expenses incurred in connection with the business combination that closed on February 14, 2025.

Loss Before Income Taxes

For the three months ended June 30, 2025, OSR Holdings’ loss before income taxes increased by $1,974,083, or 61%, compared to the same period in the prior year. As previously discussed, the increase was primarily attributable to the consolidation of OSR Holdings Inc. (formerly Bellevue Life Sciences Acquisition Corp.) beginning in the second quarter of 2025 following the completion of the business combination on February 14, 2025.

For the six months ended June 30, 2025, loss before income taxes increased by $10,011,536, or 152%, compared to the same period in the prior year, primarily due to the one-time recognition of approximately $8.5 million in merger-related expenses incurred in connection with the business combination that closed on February 14, 2025.

Liquidity and Capital Resources

Since its inception through June 30, 2025, OSR Holdings has incurred significant operating losses and negative cash flows from operating activities. The Company recorded an operating loss of approximately $6.5 million for the six months ended June 30, 2024, and approximately $8.1 million for the same period in 2025. As of June 30, 2025, OSR Holdings had an accumulated deficit of approximately $30.2 million.

To date, OSR Holdings has funded its operations primarily through the issuance of common stock and convertible bonds, bank borrowings, loans from affiliates, and, to a lesser extent, product revenue generated by its subsidiary, RMC. As of June 30, 2025, the Company had cash and cash equivalents of approximately $1.58 million, consisting primarily of bank deposits.

The Company incurred significant expenses in connection with the business combination and the filing of its Form S-4 registration statement, which, together with other general expenses, reduced the funds available for operations and created an urgent need for additional capital. In response, in February 2025, OSR Holdings entered into an equity line of credit (“ELOC”) agreement with an investor, providing for up to $80 million in potential capital. Through June 30, 2025, the Company issued a total of 10,000 shares under the ELOC, raising $14,050 in gross proceeds.

Subsequently in July, the Company issued a further 757,500 shares under the ELOC, to raise gross proceeds of $727,887. This brings the total proceeds under the facility to $741,937. OSR Holdings expects to continue utilizing the ELOC to secure additional financing for its ongoing operations.

As of June 30, 2025, the Company had consolidated cash and cash equivalents of approximately $1.58 million, primarily held in bank deposits.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay an affiliate of Bellevue Capital Management, LLC (“BCM”) a monthly fee of $7,500, for office space, utilities and secretarial and administrative support. We began incurring these fees on March 1, 2023, and they continue following the consummation of our business combination in February 2025.

Chardan Capital Markets, LLC (“Chardan”) is entitled to a deferred underwriting commission of $2,070,000, payable as of June 30, 2025. In addition, we incurred deferred legal fees of approximately $1.25 million that were payable upon consummation of our initial business combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025.

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, we reported that our disclosure controls and procedures were not effective due to the identification of certain material weaknesses in our internal control over financial reporting. During the second quarter of 2025, we implemented remediation measures designed to address these material weaknesses, which included:

●	Enhancing our financial reporting policies and procedures;

●	Engaging a new external accounting firm with SEC reporting expertise to provide enhanced support for our financial closing and reporting processes;

●	Enhancing the internal documentation retention and storage system to improve accessibility and audit readiness.

Management tested the design and operating effectiveness of the remediated controls and concluded that the previously identified material weaknesses have been remediated as of June 30, 2025. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2025.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

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

In March and May of 2025, Company Management became aware of a civil action filed against the Company by Benjamin Securities, Inc. in Supreme Court, New York County, seeking $425,000.00 in brokerage fees and costs that the plaintiff alleges are due and owing. As of June 30, 2025, the matter remains pending.

Item 1A. Risk Factors

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on April 22, 2025 (or “2025 Annual Report”), and in the other reports we file with the SEC before making a decision to invest in our securities. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report or we could face liquidation. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described in our 2024 Annual Report and below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. Except as disclosed below, there have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2025 Annual Report.

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

Accordingly, the actual number of shares of our Common Stock issuable will vary depending on the then-current market price of shares of Common Stock sold to White Lion under the ELOC Agreement, but will not exceed the number set forth in the preceding paragraphs unless we file an additional registration statement under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC.

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

Convertible Note

Pursuant and subject to the terms of a Convertible Note Purchase Agreement and executed on May 6, 2025 between the Company and White Lion (the “Note Purchase Agreement”) and related convertible promissory notes (“Convertible Notes”), White Lion has agreed to loan the Company the principal amount of $1,110,000 at an interest rate of 5% per annum subject to two Convertible Notes maturing on the date occurring Nine (9) months after the closing date of each respective loan. The first Convertible Note in the principal amount of $445,000 was executed by and between the Company and the White Lion on May 6, 2025. The second Convertible Note, constituting the balance of the principal amount under the Note Purchase Agreement, was executed by and between the Company and the White Lion on June 20, 2025.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the six months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 14, 2025

OSR HOLDINGS, INC.

By:	/s/ Kuk Hyoun Hwang
	Name:	Kuk Hyoun Hwang
	Title:	Chief Executive Officer

By:	/s/ Gihyoun Bang
	Name:	Gihyoun Bang
	Title:	Chief Financial Officer