Form 10-Q
period 2025-09-30
OSR Holdings, Inc.
filed 2025-11-12
CIK 1840425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

As of November 5, 2025, there were 25,672,788 shares of common stock, par value $0.0001 per share issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OSR HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In the United States Dollar, except share data)

	(Unaudited)	(Unaudited)
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,177,309	$341,543
Trade and other receivables, less allowance for credit losses of $65,170.95 and $67,579.81 as of September 30, 2025 and December 31, 2024, respectively	533,929	933,824
Inventories, net	185,095	922,107
Prepaid income taxes	3	39
Other current financial assets	57,053	54,422
Other current assets	250,825	74,555
Total current assets	3,204,215	2,326,489
Equipment and vehicles, net	98,109	2,334
Operating lease right-of-use assets, net	50,371	78,484
Intangible assets, net	148,152,920	148,056,852
Goodwill	25,531,648	24,354,066
Other non-current financial assets	170,963	329,252
Deferred tax assets	81,303	92,101
Total assets	$177,289,528	$175,239,579
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowing	$1,859,897	$1,799,796
Short-term corporate bond	2,469,959	0
Trade and other payables	7,663,482	1,078,760
Accrued expenses	977,446	459,883
Operating lease liabilities-current	38,796	44,741
Other current liabilities	963,317	79,777
Income taxes payable	358,333	255
Derivative liabilities	700,777	0
Total current liabilities	15,032,007	3,463,212
Long-term debt	0	497,615
Operating lease liabilities- non-current	11,574	33,372
Other non-current liabilities	1,737	1,657
Deferred tax liabilities	28,086,365	28,035,508
Total liabilities	43,131,683	32,031,364

Stockholders’ equity:
Common stock, $0.0001 par value, Authorized 100,000,000 shares; 23,671,217 shares and 2,155,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2,367	216
Additional paid-in capital	109,548,746	162,606,449
Accumulated deficit	(32,327,645)	(19,173,063)
Accumulated other comprehensive income	4,721,717	(225,386)
Non-controlling interests	52,212,660	0
Total stockholders’ equity	134,157,845	143,208,215
Total liabilities and stockholders’ equity	$177,289,528	$175,239,579

The accompanying notes are an integral part of the condensed consolidated financial statements.

OSR HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In the United States Dollar)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$627,747	$822,996	$2,524,536	$2,615,051
Cost of sales	366,014	643,903	2,061,335	1,963,835
Gross profit	261,734	179,093	463,201	651,215
Selling, general, and administrative expenses	4,065,199	3,745,635	12,413,670	10,730,393
Operating loss	(3,803,465)	(3,566,542)	(11,950,469)	(10,079,178)
Other income (expense):
Interest income	18,474	1,442	47,364	11,448
Interest expense	(43,866)	(9,114)	(97,194)	(24,729)
Other income	24,250	82,221	218,950	95,958
Other expenses	(685,218)	(4,101)	(9,326,489)	(106,069)
Loss before income taxes	(4,489,826)	(3,496,094)	(21,107,838)	(10,102,570)
Income tax benefit	1,294,952	139,560	1,294,952	1,113,183
Net loss	$(3,194,874)	$(3,356,533)	$(19,812,886)	$(8,989,387)
Attributable to:
OSR Holdings, Inc. and subsidiaries	(2,126,595)	(3,356,533)	(13,187,995)	(8,989,387)
Non-controlling interests	(1,068,279)	0	(6,624,892)	0
Other comprehensive income for the year, net of tax
Gain(loss) on foreign currency translation	(2,257,789)	104	4,947,103	23,678
Total comprehensive loss for the year	(5,452,663)	(3,356,430)	(14,865,783)	(8,965,709)
Attributable to:
OSR Holdings, Inc. and subsidiaries	(3,629,440)	(3,356,430)	(9,895,069)	(8,965,709)
Non-controlling interests	(1,823,223)	0	(4,970,715)	0
Loss per share attributable to OSR Holding, Inc. and subsidiaries
Basic loss per ordinary share	$(0.10)	$(1.56)	$(0.76)	$(4.17)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OSR HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In the United States Dollar)

	Common stock		Additional paid-in	Retained Earnings (accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amounts	capital	deficit)	Income (loss)	interests	equity
Balance at January 1, 2024	5,622,954	$640	106,896,221	$(10,496,810)	$131,022	$—	$96,531,073
Net loss	—	—	—	(5,632,853)	—	—	(5,632,853)
Foreign currency translation adjustment	—	—	—	—	23,575	—	23,575
Balance at June 30, 2024	5,622,954	$640	106,896,221	$(16,129,663)	$154,597	$—	$90,921,794
Balance at July 1, 2024	5,622,954	$640	106,896,221	$(16,129,663)	$154,597	$—	$90,921,794
Net loss	—	—	—	(3,356,533)	—	—	(3,356,533)
Foreign currency translation adjustment	—	—	—	—	104	—	104
Balance at September 30, 2024	5,622,954	$640	106,896,221	$(19,486,197)	$154,701	$—	$87,565,364
Balance at January 1, 2025	2,155,000	$216	162,606,449	$(19,173,063)	$(225,386)	$—	$143,208,215
Net loss	—	—	—	(11,061,400)	—	(5,556,612)	(16,618,012)
Changes in Exercise tax	—	—	—	57,213	—	—	57,213
Foreign currency translation adjustment	—	—	—	—	7,204,892	4,484,754	11,689,646
Business Combination	17,121,978	1,712	(56,524,226)	—	—	56,522,514	—
Issuance of share capital	529,481	53	(813,998)	—	—	—	814,051
Balance at June 30, 2025	19,806,459	$1,981	106,896,221	$(30,177,250)	$6,979,506	$55,450,656	$139,151,113
Balance at July 1, 2025	19,806,459	$1,981	106,896,221	$(30,177,250)	$6,979,506	$55,450,656	$139,151,113
Net loss	—	—	—	(2,126,595)	—	(1,068,279)	(3,194,874)
Foreign currency translation adjustment	—	—	—	(23,800)	(2,257,789)	(2,169,716)	(4,451,305)
Issuance of share capital	3,864,758	386	2,652,525	—	—	—	2,652,911
Balance at September 30, 2025	23,671,217	2,367	109,548,746	(32,327,645)	4,721,717	52,212,660	134,157,845

The accompanying notes are an integral part of the condensed consolidated financial statements.

OSR HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In the United States Dollar)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(19,812,886)	$(8,989,387)
Adjustments to reconcile net loss to cash used in operating activities:
Income tax benefit	(1,294,952)	(1,113,183)
Depreciation	894	47,849
Amortization	7,010,647	8,488,493
Loss on inventory valuation	(8,891)	1,346
Loss on disposal of tangible assets	-	3,477
Lease expense	40,346	-
Bad debts	(5,634)	26,322
Severance pay	178,137	75,301
Commissions and professional fees	626,890	-
Loss on change in fair value of financial liabilities	518,686	-
Merger and acquisiton costs	8,703,455	-
Loss on foreign currency translation	54,934	54,323
Gain on change in fair value of financial liabilities	(24,200)	-
Gain on foreign currency translation	(125,410)	(54,256)
Changes in operating assets and liabilities:
Decrease in trade and other receivables	461,201	154,158
Decrease in inventories, net	784,631	271,945
Increase in prepaid income taxes	-	(547)
Increase in other current financial assets	(8,551)	-
Decrease (increase) in other current assets	30,208	(10,786)
Decrease in ROU assets	-	22,092
Decrease in trade and other payables	(584,752)	(592,844)
Increase in accrued expenses	286,720	23,447
Decrease in lease liabilities	(40,346)	(59,553)
Increase (decrease) in tax payables	26,525	(13,212)
Decrease in other liabilities	(75,693)	(3,429)
Net cash used in operating activities	(3,258,041)	(1,668,444)
Cash flows from investing activities:
Decrease in deposits	-	8,388
Decrease in short-term loan	-	702,008
Decrease in long-term loan	246,037	-
Disposal of equipment and vehicles	1,029	6,056
Purchase of tangible assets	(96,871)	-
Increase in deposits	(354)	(7,392)
Increase in long-term loan	(1,452,275)	(17,637)
Increase in cash and cash equivalents from business combination	1,232,969	-
Net cash provided by investing activities	(69,465)	691,423
Cash flows from financing activities:
Proceeds from long-term debt	-	238,619
Proceeds from short-term borrowing	2,089,031	1,284,822
Repayment of long-term debt	(517,766)	-
Repayment of short-term borrowing	(423,477)	(660,622)
Issuance of convertible bonds	1,087,780	-
Repayment of convertible bonds	(464,026)	-
Proceeds from issuance of common stock	3,385,038	-
Net cash provided by financing activities	5,156,580	862,818
Net change in cash and cash equivalents	1,829,076	(114,201)
Effects of changes in exchange rate on cash and cash equivalents	6,693	96,993
Cash and cash equivalents at beginning of year	341,543	540,207
Cash and cash equivalents at end of year	$2,177,309	$522,997
Supplemental disclosures of cash flow information:
Cash paid for interest	$97,803	$37,311
Cash paid for income taxes (net of refunds received)	(26,525)	13,765

The accompanying notes are an integral part of the condensed consolidated financial statements.

OSR HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2025 and 2024

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

The Company (formerly known as Bellevue Life Sciences Acquisition Corp. or BLAC) was incorporated in Delaware on February 25, 2020. The Company was incorporated for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

On February 14, 2025 (the “Closing Date”), the Company consummated its previously announced business combination (the “Business Combination”) with OSR Holdings Co., Ltd., a corporation organized under the laws of the Republic of Korea (“OSR”), pursuant to the Amended and Restated Business Combination Agreement dated May 23, 2024, as amended on December 20, 2024 (the “Business Combination Agreement”). The Business Combination Agreement was entered into among the Company, OSR, and certain OSR stockholders that executed joinder agreements thereto. In connection with the consummation of the Business Combination, the Company changed its name from “Bellevue Life Sciences Acquisition Corp. or BLAC” to “OSR Holdings, Inc.”

The Business Combination was consummated on February 14, 2025, which, for accounting and reporting purposes under U.S. generally accepted accounting principles (US-GAAP), was treated as the equivalent of OSR Holdings Co., Ltd. exchanging its stock for the net assets of OSR Holdings, Inc, accompanied by an equity recapitalization of OSR Holdings, Inc, which was determined to fall within the scope of Accounting Standards Codification (ASC) 805 Business Combinations. OSR Holdings, Inc. was treated as the acquired company, and its net assets were stated at historical cost, with no goodwill or other intangible assets recorded. The excess of the fair value of shares exchanged to OSR Holdings, Inc. over the fair value of OSR Holdings, Inc’s identifiable net assets acquired represented compensation for the service of a stock exchange listing for its shares and was expensed as incurred.

Details of shareholders as of September 30, 2025 are as follows:

Name of Shareholder	Number of ordinary share	Percentage of ownership
Bellevue Global Life Sciences Investors LLC	1,332,500	5.63%
BCM Europe AG	8,612,634	36.38%
Bellevue Capital Management LLC	3,123,970	13.20%
Duksung Co.,Ltd.	1,420,215	6.00%
Others	9,181,898	38.79%
Total	23,671,217	100.00%

As of September 30, 2025, there were 23,671,217 shares of the registrant’s common stock outstanding.

Details of investments in subsidiaries as of September 30, 2025 are as follows:

Name of subsidiary	Share capital	Percentage of ownership	Principal activities
VAXIMM AG (“VAXIMM”)	$778,208	100.00%	Biotech (drug development)
RMC Co., Ltd. (“RMC”)	24,961	100.00%	Medical device distribution
Darnatein Co., Ltd. (“Darnatein”)	4,611,801	100.00%	Biotech (drug development)
OSR Holdings, Inc. ("OSRI") (*1)	2,450	N/A	SPAC

Key financial information of the subsidiaries at September 30, 2025 are as follows :

Name of subsidiary	Asset	Liability	Equity	Sales	Net Income(loss)
VAXIMM AG	$638,405	$275,103	$363,302	$74,031	$(206,841)
RMC Co.,Ltd	1,342,303	1,123,849	218,453	2,450,506	(490,105)
Darnatein Co.,Ltd	170,206	907,976	(737,770)	-	(287,890)
OSR Holdings, Inc. (*1)	3,487,130	11,197,024	(7,709,894)	-	(2,945,469)

(*1)	Aforementioned above, the Company is treated as the acquired company under ASC 805 Business Combinations. As such, it is shown as subsidiary for the subsidiary investment details.

Summaries of entities, which are newly included in consolidation scope for the periods ended September 30, 2025 and 2024 are as follows:

For the nine months ended September 30, 2025
Name of subsidiary	Reason	Type of purchase consideration
OSR Holdings, Inc.	Acquisition (*2)	Equity swap with shares of the Parent and OSR Holdings, Inc.’s share

(*2)	The Parent acquired subsidiary in February 2025 and accounted for the acquisitions at March 31, 2025, which is deemed the acquisition date.

(2)	Summary of significant accounting policies

a.	Basis of presentation

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

q.	Accounting pronouncements adopted as of September 30, 2025

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

r.	Accounting pronouncements issued, but not adopted as of September 30, 2025

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU will be effective for the annual periods beginning the year ended December 31, 2026. Early adoption is permitted. Upon adoption, this ASU can be applied prospectively or retrospectively. The Group is currently evaluating the impact this ASU will have on the Group's consolidated financial statements.

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

The Group is exposed to various financial risks such as market risk (exchange risk, interest rate risk), credit risk and liquidity risk due to various activities. The Group's overall risk management policy focuses on volatility in the financial markets and focuses on minimizing any negative impact on financial performance. Risk management is conducted under the supervision of the finance department according to the policy approved by the Board of Directors. The finance department identifies, evaluates and manages financial risks in close cooperation with the sales departments. The Board of Directors provides written policies on overall risk management principles and specific areas such as foreign exchange risk, interest rate risk, credit risk, use of derivative and non-derivative financial instruments, and investments in excess of liquidity.

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

Price risk is the risk that the fair value of a financial instrument or future cash flows will change due to changes in market prices other than interest rate or foreign exchange rate. As of the end of the reporting period, the Group is not exposed to commodity price risk. Investments in financial instruments are made on a non-recurring basis according to management's judgment.

Credit risk management

Credit risk is the risk of possible losses in an asset portfolio in the events of counterparty’s default, breach of contract and deterioration in the credit quality of the counterparty. For the risk management reporting purposes, the Group manages the credit risk systematically and pursues value maximization and continuous growth of the Group by efficient resource allocation and monitoring non-performing loans. In order to reduce the risks that may occur in transactions with financial institutions, such as cash and cash equivalents and various deposits, the Group conducts transactions only with financial institutions with high creditworthiness. As of September 30, 2025, the Group believes that there are low signs of material default, and the maximum exposure to credit risk as of September 30, 2025 is equal to the book value of financial instruments (excluding cash).

Liquidity risk management

The Group constantly monitors its liquidity positions to ensure that no borrowing limits or commitments are breached to meet operating capital needs. In estimating liquidity, we also take into account external laws or legal requirements, such as the group's financing plan, compliance with agreements, internal target financial ratios and currency restrictions.

The Group's liquidity risk analysis details as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025
			Remaining maturity
	Book Value	Cashflow by contract	Within a year	1 year to 3 years	More than 3 years
Financial liabilities	$5,030,633	$5,075,737	$5,075,737	$-	$-
Other Payables	8,640,928	9,269,662	8,973,623	296,038	-
Lease liabilities	50,371	68,464	48,139	20,325	-
Total	$13,721,931	$14,413,863	$14,097,499	$316,363	$-

	December 31, 2024
			Remaining maturity
	Book Value	Cashflow by contract	Within a year	1 year to 3 years	More than 3 years
Borrowings	$2,297,411	$2,423,008	$1,840,406	$35,048	$547,555
Other Payables	1,538,643	1,538,643	1,538,643	-	-
Lease liabilities	80,848	93,537	48,980	44,558	-
Total	$3,916,903	$4,055,188	$3,428,028	$79,605	$547,555

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

The group's debt ratio as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
Net borrowings (A)
Borrowings	$5,030,633	$2,297,411
Lease liabilities	50,371	78,113
Less: cash and cash equivalents	(2,177,309)	(341,543)
	2,903,694	2,033,981
Total equity (B)	134,157,845	143,208,215
Debt ratio (A / B)	2.2%	1.4%

(5)	Fair value measurements

Book value and fair value of financial instruments

The difference between the carrying amount and fair value of the Group's financial assets and liabilities as of September 30, 2025 and December 31, 2024 are insignificant.

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

Fair values of the Group’s financial assets and liabilities as of September 30, 2025 and December 31, 2024, which are accounted as amortized cost, are categorized as Level 3.

Recurring transfer between levels of the fair value hierarchy

Fair value hierarchy classifications of the financial instruments that are measured at fair value level 3 as at September 30, 2025 is as follows(Null for December 31, 2024):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Recurring fair value measurements Financial liabilities at fair value through profit or loss	$-	$-	$700,777	$700,777

Valuation Techniques and the Inputs

Valuation techniques and inputs used in the recurring and non-recurring fair value measurements categorized within Level 3 of the fair value hierarchy as at September 30, 2025 is as follows:(Null for December 31, 2024):

The Group did not change any valuation techniques in determining the fair value, which is categorized within Level 3 of the fair value hierarchy.

	September 30, 2025
	Fair Value	Level	Valuation Techniques	Inputs
Financial liabilities at fair value			Tsiveriotis-
through profit or loss	$630,603	3	Fernandes model	Stock Volatility, Risk-free rate

(6)	Financial instruments by category

The carrying value of financial instruments category as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025
Financial assets:	Financial assets at amortized cost	Financial liabilities at fair value	Financial liabilities at amortized cost	Total
Cash and cash equivalents	$2,177,309	$-	$-	$2,177,309
Trade and other receivables	533,929	-	-	533,929
Other current financial assets	57,053	-	-	57,053
Other non-current financial assets	170,963	-	-	170,963
Fianancial liabilities:
Trade and other payables	-	-	7,663,482	7,663,482
Accrued expenses	-	-	977,446	977,446
Current financial liabilities	-	-	4,329,856	4,329,856
Derivative liabilities	-	700,777	-	700,777

	December 31, 2024
Financial assets:	Financial assets at amortized cost	Financial liabilities at fair value	Financial liabilities at amortized cost	Total
Cash and cash equivalents	$341,543	$-	$-	$341,543
Trade and other receivables	933,824	-	-	933,824
Other current financial assets	54,422	-	-	54,422
Other non-current financial assets	329,252	-	-	329,252
Fianancial liabilities:
Trade and other payables	-	-	1,078,760	1,078,760
Accrued expenses	-	-	459,883	459,883
Borrowings	-	-	2,297,411	2,297,411

Net gains or losses by financial instrument category for the nine months ended September 30, 2025 and 2024 are as follows:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Amortized cost:
Interest income	$47,364	$11,448
Foreign exchange gains	25,941	32,948
Gains on foreign currency translation	125,410	54,256
Interest expense	(97,194)	(24,729)
Losses on foreign currency transaction	(47,356)	(42,442)
Losses on foreign currency translation	(56,949)	(54,323)

Financial assets measured at fair value through profit and loss:
Gains on change in fair value of financial liabilities	24,200	-
Losses on change in fair value of financial liabilities	(518,686)	-

(7)	Cash and cash equivalents

The Group considers all money market funds and highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$2,177,309	$341,543

(8)	Trade and other receivables, net

All trade receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade receivables are included in net cash provided by operating activities in the statements of cash flows. The Group does not have any off-balance sheet credit exposure related to its customers.

	September 30, 2025	December 31, 2024
Trade receivables	$554,352	$972,036
Less: Allowance for credit losses	(65,171)	(67,580)
Net trade receivables	489,181	904,456
Other receivables	44,748	29,368
Total	$533,929	$933,824

(9)	Inventories, net

Inventories consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Merchandised goods	$205,089	$949,724
Less inventory reserves	(19,994)	(27,617)
	$185,095	$922,107

(10)	Other financial assets

Details of other financial assets as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025		December 31, 2024
	Current	Non-current	Current	Non-current
Leasehold guarantee deposits	$57,053	$23,485	$54,422	$21,669
Other deposits	-	1,498	-	1,088
Loan	-	145,980	-	306,494
Total	$57,053	$170,963	$54,422	$329,252

(11)	Other assets

Details of other assets as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025		December 31, 2024
	Current	Non-current	Current	Non-current
Prepayments	$94,269	$-	$53,908	$-
Prepaid expenses	156,557	-	20,646	-
Total	$250,825	$-	$74,555	$-

(12)	Equity method investment

Details of investment under the equity method are as follows:

			September 30, 2025		December 31, 2024
	Location	Main business	Ownership	Book value	Ownership	Book value
Taction Co., LTD	Korea	Software development	33.3%	$-	33.3%	$-

The summarized financial information of investment under the equity method as of the closing date and for the current period is as follows:

	As of and for the year ended December 31,2024
					Comprehensive
	Assets	Liabilities	Revenue	Net loss	loss
Taction Co., LTD	$97,936	$32,785	$-	$(74,740)	$(74,740)

There is no equity method valuation applied on investments in associate for the nine months ended September 30, 2025 or 2024.

Taction Co., Ltd. was incorporated to engage in software development and IT consulting. As no practical plan to generate revenue and maintain going-concern basis in the foreseeable future was provided, the Parent recognized impairment loss amounting to acquisition cost.

(13)	Equipment and vehicles, net

Equipment and vehicles consist as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Office equipment	$35,957	$26,912
Tools and instruments	23,784	22,687
Machinery and equipment	23,327	22,251
Facilities	206,906	210,613
Vehicles	9,828	9,375
Construction in progress	89,859	-
	389,661	291,838
Less accumulated depreciation	(291,552)	(289,504)
Equipment and vehicles, net	$98,109	$2,334

(14)	Goodwill

Changes of goodwill for the nine months ended September 30, 2025 and 2024 are as follows:

	For the nine months ended September 30, 2025
	Beginning	Business combination	Impairment loss	Effects of changes in exchange rate	Ending
Goodwill	$24,354,066	$-	$-	$1,177,582	$25,531,648

	For the nine months ended September 30, 2024
	Beginning	Business combination	Impairment loss	Effects of changes in exchange rate	Ending
Goodwill	$27,765,222	$-	$-	$(1,183,341)	$26,581,881

(15)	Intangible assets, net

The acquired intangible assets, all of which are being amortized, have an average useful life of approximately 20 years. Intangible assets consist of the following as of September 30, 2025 and December 31, 2024.

	As of September 30, 2025
	Average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Technology license	20 years	$102,558	$82,878	$19,680
Customer relationship	20 years	607,108	333,910	273,199
Patent technology	20 years	172,783,518	24,923,477	147,860,041
		$173,493,185	$25,340,265	$148,152,920

	As of December 31, 2024
	Average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Technology license	20 years	$97,828	$78,439	$19,389
Customer relationship	20 years	579,107	231,643	347,464
Patent technology	20 years	164,814,319	17,124,320	147,690,000
		$165,491,254	$17,434,402	$148,056,852

Accumulated amortization expense for intangible assets is $7,010,647 and $8,488,493 for the nine months ended September 30, 2025 and 2024, respectively.

(16)	Short-term borrowings

The Group has a loan agreement with BCM Europe AG and as of September 30, 2025, the outstanding balance was $860,000 (3.00% interest rate at September 30, 2025), which matures in 2025.

The Group has multiple loan agreements with individuals and as of September 30, 2025, the outstanding balance was $999,897 (0% interest rate at September 30, 2025), which mature various dates in 2025.

The Group has a loan agreement with Duksung Co.,Ltd and as of September 30, 2025, the outstanding balance was $800,000 (5.00% interest rate at September 30, 2025), which matures in October 2025. Refer to Note 25 Subsequent events for more details.

The Group has a loan agreement with BGLSI and as of September 30, 2025, the outstanding balance was $1,278,000 (0% interest rate at September 30, 2025), which matures in 2025.

The Group has multiple loan agreements with an individual and as of September 30, 2025, the outstanding balance was $135,000 (0% interest rate at September 30, 2025), which mature various dates in 2025.

The Group has a convertible note agreement with White Lion Capital and as of September 30, 2025, the outstanding balance was $256,959 (5.00% interest rate at September 30, 2025), which mature various dates in 2026.

The Group has a loan agreement with BCM Europe AG and as of December 31, 2024, the outstanding balance was $600,000 (3.00% interest rate at December 31, 2024).

The Group has a loan agreement with BCM Europe AG and as of December 31, 2024, the outstanding balance was $260,000 (3.00% interest rate at December 31, 2024).

The Group has a loan agreement with OSR Holdings, Inc. (f/k/a Bellevue Life Sciences Acquisition Corp.) and as of December 31, 2024, the outstanding balance was $300,000 (3.96% interest rate at December 31, 2024), which matures in October 2025.

The Group has a loan agreement with an individual and as of December 31, 2024, the outstanding balance was $50,000 (7.00% interest rate at December 31, 2024), which matures in December 2025.

The Group has multiple loan agreements with an individual and as of December 31, 2024, the outstanding balance was $408,163 (0% interest rate at December 31, 2024), which mature various dates in 2025.

Details of convertible bonds issued on May 6, 2025 and outstanding as of September 30, 2025 are as follows:

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

The Group maintains a defined contribution retirement benefit plan for its employees. The Group is obligated to pay fixed contributions to an independent fund, and the amount of future retirement benefits to be paid to employees is determined by the contributions made to the fund, etc., and the investment income generated from those contributions. Plan assets are managed independently from the Group's assets in a fund managed by a trustee.

Danatein’s pension plan has converted from the DB type to the DC type at the end of March 31, 2017, and is obligated to pay severance payment as DB type which incurred before the March 31, 2017.

Meanwhile, expenses recognized by the Group in relation to the defined contribution retirement benefit plan for the nine months ended September 30, 2025 and 2024 are $401,449 and $93,458, respectively.

(19)	Related party transactions

As of September 30, 2025, the Group's related parties are as follows:

Type	Related parties
Ultimate parent entity	Bellevue Capital Management LLC
Major shareholder of the Parent	BCM Europe AG
Subsidiaries	RMC, VAXIMM, Darnatein, OSR Holdings Co., Ltd.
Associates	Taction Co., Ltd.
Other related parties	Bellevue Global Life Sciences Investors LLC
Bellevue Global Life Sciences Acquisition Corp

There are no sales and procurement transactions and treasury transactions with related parties for the nine months ended September 30, 2025 and 2024.

Details of receivables and payables from related party transactions as at September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025
	Related parties	Short-term borrowings
BCM Europe AG	Major shareholder of the Parent	$860,000
Bellevue Global Life Sciences Acquisition Corp	Other related parties	1,278,000

	December 31, 2024
	Related parties	Short-term borrowings
Key management	Individuals	$340,136

Compensations paid or accrued to key management of the Parent for the nine months ended September 30, 2025 and 2024 are as follows:

	For the nine months ended
	September 30, 2025	September 30, 2024
Salaries	$461,498	$283,050

The Group’s key management includes registered directors who have important authority and responsibility for planning, operation, and control of the Group’s business activities.

No collateral or guarantee were provided for related parties and were received from related parties as of September 30, 2025 and December 31, 2024.

(20)	Administrative expenses

Details of administrative expenses for the nine months ended September 30, 2025 and 2024 are as follows:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Salary	$1,177,435	$693,447
Retirement payment	401,338	93,458
Employee benefits	75,171	42,336
Travel expenses	31,655	31,020
Entertainment expenses	31,313	25,152
Communication cost	1,446	1,767
Tax and due	27,555	17,061
Depreciation cost	894	47,849
Amortization of intangible assets	7,010,647	8,488,493
Rental cost	75,423	74,728
Repair fee	3,386	141
Insurance cost	13,598	25,920
Vehicle maintenance fee	26,447	8,874
Allowance for expected credit losses	(5,634)	26,322
Research and development expenses	141,880	146,679
Transportation cost	1,518	2,150
Training cost	1,223	-
Publishing fee	717	310
Office supplies fee	161	234
Consumable cost	10,260	18,221
Commisions and professional fee	3,373,415	969,879
Building management fee	13,822	15,398
Advertising expenses	-	954
Total	$12,413,670	$10,730,393

(21)	Income taxes

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these considerations as of September 30, 2025 and December 31, 2024, the Company had a full valuation allowance for the net deferred tax assets on one of its Asian subsidiaries and certain of its European subsidiaries. Also, as of September 30, 2025 and December 31, 2024, the Company had a partial valuation allowance offsetting certain deferred tax assets of another one of its Asian subsidiaries. Management believes that it is more likely than not that the Company will realize the benefits of the remaining deductible differences, net of valuation allowances, at September 30, 2025 and December 31, 2024.

The Company did not have any material uncertain tax positions, which should be recognized in the condensed consolidated financial statements as of September 30, 2025. In addition, the Company did not have any unrecognized tax benefits, which, if recognized, would affect the effective tax rate for the nine months then ended.

(22) Loss per share

Basic loss per share for the nine months ended September 30, 2025 and 2024 are calculated as follows:

(The United States Dollar in unit and number of shares)	For the nine months ended September 30
	2025	2024
Net loss (A)	$(13,187,995)	$(8,989,387)
Weighted average number of ordinary shares outstanding (B)	17,375,710	2,155,000
Basic loss per ordinary share (A/B)	$(0.76)	$(4.17)

Weighted average number of ordinary shares outstanding for the nine months ended September 30, 2025 and 2024 are calculated as follows:

(Number of shares)	For the nine months ended September 30
	2025	2024
Ordinary shares outstanding at the beginning	2,155,000	2,155,000
Changes due to business combination	14,362,392	-
Commitment shares issued for White Lion Capital	201,703	-
Shares issued due to ELOC	195,156	-
Shares issued due to Convertible note conversion	232,402	-
Shares issued due to Warrant conversion	229,057	-
Weighted average number of ordinary shares outstanding	17,375,710	2,155,000

Diluted loss per share for the nine months ended September 30, 2025 and 2024 are calculated as follows:

(The United States Dollar in unit and number of shares)	For the nine months ended September 30
	2025	2024
Net loss (A)	$(13,175,055)	$(8,989,387)
Weighted average number of ordinary shares outstanding (B)	23,118,372	2,155,000
Diluted loss per ordinary share (A/B)	$(0.57)	$(4.17)

Weighted average number of ordinary shares including diluted effects outstanding for the nine months ended September 30, 2025 and 2024 are calculated as follows:

(Number of shares)	For the nine months ended September 30
	2025	2024
Weighted average number of ordinary shares outstanding beginning	17,375,710	2,155,000
Diluted effect) Convertible bonds conversion effect	403,807	-
Diluted effect) Warrant conversion effect	5,338,855	-
Weighted average number of ordinary shares outstanding	23,118,372	2,155,000

(23) Commitment and contingencies

The Group has no pending litigation cases arising in the ordinary course of business as of September 30, 2025 and December 31, 2024. The Parent has entered into various contractual commitments related to the acquisition of VAXIMM including a future financial obligation of CHF 7,416 underlying as of September 30, 2025. Meanwhile, both parties have agreed to remove section 6.1.3 of the license agreement that states that in the event of the Parent’s sale to a third party, the Licensor shall reimburse the Licensee for reasonable costs and expenses incurred in the preparation, submission, maintenance, prosecution, and enforcement process.

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

(25) Subsequent events

The Group has evaluated subsequent events from the balance sheet date through November 3, 2025, the date at which the condensed consolidated financial statements were available to be issued and determined that there are no other items to disclose, except the following:

●	In October, the Group issued total of 2,001,571 shares under the warrants, to raise gross proceeds of $900,707.

●	In October, the Board of Directors of the Group approved the acquisition of Woori IO Co.,Ltd through a comprehensive share exchange with OSR Holdings Co., Ltd.

●	In October, the Company’s convertible loan from Duksung Co.,Ltd totaling $800,000 reached its maturity. The Company repaid $150,000 plus 5% accrued interest and the remaining balance of $650,000 was extended till October 15, 2026, with an interest rate of 7%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to OSR Holdings, Inc. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

Nasdaq Minimum Bid Price Deficiency Notice

On September 5, 2025, the Company received a notification from The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) after the closing bid price fell below USD 1.00 per share for 30 consecutive business days. The Company has been provided a grace period until March 4, 2026 to regain compliance by maintaining a closing bid price of at least USD 1.00 for ten consecutive business days.

Management is actively monitoring the Company’s share price performance and evaluating various available options to regain compliance within the applicable period, which may include corporate or capital structure adjustments, enhanced investor communications, and other strategic measures as appropriate. The Company intends to take all necessary actions to maintain its continued listing on the Nasdaq Capital Market.

Annual General Meeting and Board Changes

As previously reported in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on August 29, 2025 and Form 8-K filed on September 18, 2025, the Company held its annual meeting of stockholders on September 17, 2025 (the “Annual Meeting”). As of the record date of August 15, 2025, there were 21,585,360 shares of common stock outstanding and entitled to vote. A total of 13,325,691 shares (approximately 61.7% of the outstanding shares) were present in person or by proxy, constituting a quorum.

At the Annual Meeting, stockholders approved all proposals described in the Definitive Proxy Statement, including the following: (i) Director Proposal, (ii) Executive Compensation Proposal, (iii) Equity Incentive Plan Proposal, and (iv) Proposal to Exceed 20% Common Share Issuance Pursuant to Nasdaq Listing Rule 5635(d). No other matters were submitted for stockholder vote, and each of the four proposals was approved by the stockholders. As a result, the Board underwent the following changes: Reto Fierz was appointed as an Independent Director, and Jin Whan Park and Phil Geon Lee were removed.

The Board committees have been reconstituted as follows: Audit Committee - Reto Fierz and Hyuk Joo Jee, Compensation Committee - Seng Chin Mah, Alcide Barberis and Hyuk Joo Jee, Corporate Governance and Nominating Committee - Seng Chin Mah and Alcide Barberis and Joong Myung Cho. These changes reflect the Company’s ongoing commitment to strengthening corporate governance and enhancing strategic oversight.

Definitive Agreement to Acquire Woori IO Co., Ltd.

On October 14, 2025, the Company announced that its wholly owned Korean subsidiary, OSR Holdings Co., Ltd. (“OSRK”), entered into a definitive share exchange agreement with Woori IO Co., Ltd. (“WORIO”), a Korean medical-device company specializing in noninvasive glucose monitoring and biosensing technologies. Under the agreement, WORIO will become a wholly owned subsidiary of OSRK. WORIO shareholders will receive newly issued OSRK shares worth KRW15bn (~$10.5m) in exchange for WORIO shares. If, within 3 years of the share exchange, OSRH reaches at least $10 per share, OSRK shares may be converted into OSRH common stock at a ratio of 12.96:1 or approximately 1.09 million new shares. Following the acquisition, WORIO will leverage OSRH's governance, global partnerships and clinical development resources to accelerate product development, enhance supply readiness, and boost commercialization speed and efficiency

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2025

The following tables present OSR Holdings’ statements of operations for the three and nine months ended September 30, 2024 and 2025, and percentage change between the two periods:

	Three Months Ended September 30,
	2024	2025	Change $	Change %
Net Sales:	822,996	627,747	-195,249	-24%
Cost of Sales	643,903	366,014	-277,889	-43%
Gross Profit	179,093	261,734	82,641	46%
Expenses:
Selling, general and administrative expenses	3,745,635	4,065,199	319,564	9%
Operating loss	(3,566,542)	(3,803,465)	-236,923	7%
Other income (expense)	70,448	(686,361)	-756,809	-1,074%
Profit (loss) before income taxes	(3,496,094)	(4,489,826)	-993,732	28%

	Nine Months Ended September 30,
	2024	2025	Change $	Change %
Net Sales:	2,615,051	2,524,536	-90,515	-3%
Cost of Sales	1,963,835	2,061,335	97,500	5%
Gross Profit	651,215	463,201	-188,014	-29%
Expenses:
Selling, general and administrative expenses	10,730,393	12,413,670	1,683,277	16%
Operating loss	(10,079,178)	(11,950,469)	-1,871,291	19%
Other income (expense)	(23,392)	(9,157,369)	-9,133,977	39,047%
Profit (loss) before income taxes	(10,102,570)	(21,107,838)	-11,005,268	109%

Net Sales, Cost of Sales, Gross Profit

OSR Holdings’ net sales, cost of sales, and gross profit are primarily derived from RMC, its subsidiary engaged in the distribution of medical devices.

For the three months ended September 30, 2025, RMC’s net sales decreased by $195,249, or 24%, compared to the same period in the prior year. However, cost of sales decreased by $277,889, or 43%, resulting in an increase in gross profit of $82,641, or 46%.

This improvement in profitability was driven by a change in RMC’s contractual arrangement with one of its major suppliers. Specifically, RMC transitioned from a traditional purchase-and-resale model to a consignment-based arrangement under which only commission revenue is recognized. Although the new contract was executed in April, the change began to affect revenue recognition starting in July. Management expects this consignment-based model to enhance gross-margin stability in future periods.

For the nine months ended September 30, 2025, RMC’s net sales decreased by $90,515, or 3%, while cost of sales increased by $97,500, or 5%, compared to the same period in the prior year. As a result, gross profit decreased by $188,014, or 29%. The decline in gross profit for the nine-month period was primarily due to the impact of the second quarter, during which RMC sold previously held inventory back to the supplier at cost as part of the transition to the new consignment-based model. This transaction temporarily depressed gross margin in the second quarter, offsetting the margin improvement realized in the third quarter. The margin decline in the second quarter was a one-time event.

Selling, General and Administrative Expenses

For the three months ended September 30, 2025, OSR Holdings’ selling, general and administrative (SG&A) expenses increased by $319,564, or 9%, compared to the same period in the prior year.

For the nine months ended September 30, 2025, OSR Holdings’ selling, general and administrative (SG&A) expenses increased by $1,683,277, or 16%, compared to the same period in the prior year.

Following the completion of the Business Combination on February 14, 2025, various costs associated with fulfilling public company obligations began to rise. The increase was primarily attributable to higher personnel-related expenses, including salaries, severance payments, employee benefits, bonuses, and travel costs. Additional SG&A expenses included amortization of intangible assets, research and development expenses, and professional service fees such as legal, audit, investor relations, and press release costs, as well as non-income taxes, insurance premiums, and employee recruiting and training expenses. The most significant drivers of the increase were personnel-related costs and professional service fees.

Research and Development (R&D) Expenses

OSR Holding’s R&D expenses consisted primarily of development costs associated with our product candidates in pre-clinical and clinical trials, and related costs of salaries and contractors. R&D costs are expensed as incurred. OSR Holdings expects to incur and report R&D related expenses mainly from its subsidiaries actively engaged in R&D at an estimated amount of $2.5 million to $3.0 million per quarter beginning in 2026, which could potentially increase to $5.0 million to $6.0 million per quarter.

Operating Loss

For the three months ended September 30, 2025, OSR Holdings’ operating loss increased by $236,923, or 7%, compared to the same period in the prior year.

On a year-to-date basis, operating loss increased by $1,871,291, or 19%, for the nine months ended September 30, 2025.

As discussed in the section titled “Selling, General and Administrative Expenses,” this increase was primarily due to the rise in SG&A expenses beginning in the second quarter of 2025 following the completion of the Business Combination on February 14, 2025.

Other Income (Expense)

OSR Holdings’ other income (expense) consists of interest income, interest expense, foreign exchange-related gains and losses, and other non-operating items.

For the three months ended September 30, 2025, the Company recorded net other expenses of $686,361, representing an increase of $756,809 compared to the same period in the prior year. The primary drivers of this increase were the loss on change in fair value of financial liabilities and higher interest expense.

For the nine months ended September 30, 2025, net other expenses increased significantly to $9,157,369 from $23,392 in the prior-year period, an increase of $9,133,977. This substantial increase was primarily due to the one-time recognition of approximately $8.5 million in merger-related expenses incurred in connection with the Business Combination completed on February 14, 2025.

Loss Before Income Taxes

For the three months ended September 30, 2025, OSR Holdings’ loss before income taxes increased by $993,732, or 28%, compared to the same period in the prior year. As previously discussed, this increase was primarily attributable to higher expenses incurred following the completion of the Business Combination on February 14, 2025.

For the nine months ended September 30, 2025, loss before income taxes increased by $11,005,268, or 109%, compared to the same period in the prior year. This increase was primarily due to the one-time recognition of approximately $8.5 million in merger-related expenses incurred in connection with the Business Combination completed on February 14, 2025.

Liquidity and Capital Resources

Since its inception through September 30, 2025, OSR Holdings has incurred significant operating losses and negative cash flows from operating activities. The Company recorded an operating loss of approximately $10.08 million for the nine months ended September 30, 2024, and approximately $11.95 million for the same period in 2025. As of September 30, 2025, OSR Holdings had an accumulated deficit of approximately $32.33 million.

To date, OSR Holdings has funded its operations primarily through the issuance of common stock and convertible bonds, bank borrowings, loans from affiliates, and, to a lesser extent, product revenue generated by its subsidiary, RMC. As of September 30, 2025, the Company had cash and cash equivalents of approximately $2.18 million, consisting primarily of bank deposits.

The Company incurred significant expenses in connection with the business combination and the filing of its Form S-4 registration statement, which, together with other general expenses, reduced the funds available for operations and created an urgent need for additional capital. In response, in February 2025, OSR Holdings entered into an equity line of credit (“ELOC”) agreement with an investor, providing for up to $80 million in potential capital. As of September 30, 2025, the Company had issued a total of 767,500 shares under the ELOC, raising gross proceeds of $741,937. In addition, the Company has executed or is exploring various financing initiatives through the issuance of warrants and notes.

OSR Holdings expects to continue utilizing the ELOC and other available financing instruments to secure additional capital for its ongoing operations.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Chardan Capital Markets, LLC (“Chardan”) is entitled to a deferred underwriting commission of $2,070,000, payable as of September 30, 2025. In addition, we incurred deferred legal fees of approximately $1.25 million that were payable upon consummation of our initial business combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025.

In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, management concluded that the material weaknesses previously identified in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, had been remediated and that our disclosure controls and procedures were effective as of that date. During the third quarter of 2025, management continued to monitor and test the operation of these controls and procedures and did not identify any new material weaknesses. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2025.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become subject to a range of actual or potential claims, lawsuits and other legal and administrative proceedings (including those described below) that may arise in the ordinary course of business. Some of these claims, lawsuits and other proceedings may range in complexity and result in substantial uncertainty; it is possible that they may result in damages, fines, penalties, non-monetary sanctions, or relief.

In March and May of 2025, Company Management became aware of a civil action filed against the Company by Benjamin Securities, Inc., in Supreme Court, New York County, seeking $425,000.00 in brokerage fees and costs that the plaintiff alleges are due and owing. As of September 30, 2025, the matter remains pending.

On September 2, 2025, Chardan Capital Markets, LLC filed a complaint (the “Complaint”) in the United States District Court for the Southern District of New York against the Company and Kuk Hyoun Hwang (Chardan Capital Markets, LLC v. OSR Holdings, Inc. et al., No. 1:25-cv-07285-SHS). The Complaint asserts claims for breach of contract and related causes of action. The case has been assigned to Judge Sidney H. Stein, with Magistrate Judge Robert W. Lehrburger designated to handle matters that may be referred in this action.

Service of process was waived on September 5, 2025, and an answer to the Complaint was filed on November 4, 2025. On October 6, 2025, the Court entered a Civil Case Management Plan and Scheduling Order setting discovery deadlines and scheduling a status conference for January 8, 2026, before Judge Stein. The matter is currently in the early discovery stages.

Item 1A. Risk Factors

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on April 22, 2025 (or “2024 Annual Report”), and in the other reports we file with the SEC before making a decision to invest in our securities. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report or we could face liquidation. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described in our 2024 Annual Report and below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. Except as disclosed below, there have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2024 Annual Report.

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

Pursuant to the Common Stock Purchase Agreement, following the effective date of the resale registration statement registering the shares issuable to White Lion in accordance with the terms of the Registration Rights Agreement, the Company has the right, but not the obligation, to require White Lion to purchase, from time to time, up to the lesser of (i) $78,900,000 in aggregate gross purchase price of newly issued shares of Common Stock, par value $0.0001 per share and (ii) 3,853,467 shares of Common Stock (the “Exchange Cap”), in each case, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.

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

Under certain circumstances, issuances of Common Shares under the ELOC, Warrants and Convertible Note may have significantly dilutive effect upon the Company’s existing shareholders.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the nine months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 12, 2025

OSR HOLDINGS, INC.

By:	/s/ Kuk Hyoun Hwang
	Name:	Kuk Hyoun Hwang
	Title:	Chief Executive Officer

By:	/s/ Gihyoun Bang
	Name:	Gihyoun Bang
	Title:	Chief Financial Officer