Form 10-K
period 2025-12-31
OSR Holdings, Inc.
filed 2026-03-31
CIK 1840425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 31, 2025, based upon the closing price of $0.56 of the Registrant’s common stock as reported on the Nasdaq Stock Market, was approximately $7.7 million. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2026, there were 33,124,755 shares of common stock, par value $0.0001 per share issued and outstanding.

INTRODUCTORY NOTE

OSR Holdings, Inc. (the “Company”) is a global healthcare company dedicated to advancing healthcare outcomes and improving the quality of life for people and their families. We aim to build and develop a robust portfolio of innovative and potentially transformative therapies and healthcare solutions. Our current operating businesses (through our three wholly owned subsidiaries) include (i) developing oral immunotherapies for the treatment of cancer, (ii) developing design-augmented biologics for age-related and other degenerative diseases and (iii) neurovascular intervention medical device and systems distribution in Korea. The Company’s vision is to acquire and operate a portfolio of innovative healthcare-related companies globally.

Prior to the closing of our initial business combination on February 14, 2025 (the “Closing”) comprising the merger via share exchange of the Company and our target company OSR Holdings, Co., Ltd. a corporation organized under the laws of the Republic of Korea (“OSR”), previously reported on Form 8-K filed February 14, 2025 and further described below, the Company operated as a blank check company under the name Bellevue Life Sciences Acquisition Corp.

Unless the context indicates otherwise, references in this report to “we,” “us” or the “Company” means the OSR Holdings, Inc. and our consolidated subsidiaries, and refer to the historical operations of the Company under the name of Bellevue Life Sciences Acquisition Corp. prior to the Closing (sometimes referred to herein as “BLAC”) and to the combined OSR Holdings, Inc. and its subsidiaries following the Closing. References to “OSR” refer to the legacy historical operations of OSR Holdings, Ltd. and its subsidiaries prior to the Closing. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Bellevue Global Life Sciences Investors LLC, a Delaware limited liability company.

This Annual Report on Form 10-K covers the fiscal year ended December 31, 2025, and presents the consolidated results of OSR Holdings, Inc. and its consolidated subsidiaries for that fiscal year.

The Company was formed as a Delaware corporation on February 25, 2020, for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses.

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

The transaction costs of our IPO amounted to $2,721,126, consisting of $1,380,000 of underwriting discounts and $1,341,126 of other offering costs. Following the closing of our IPO on February 14, 2023, $61,050,000 (approximately $10.175 per Unit) from net offering proceeds of the sale of the Units in our IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”). Following the closing of the Over-Allotment Option on February 21, 2023, and including the amount from our IPO, an aggregate amount of $70,207,500 was placed in the Company’s Trust Account established in connection with our IPO. The proceeds held in the Trust Account are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from our IPO were not to be released from the Trust Account until the earlier of: (a) the completion of the Company’s initial business combination, (b) the redemption of any of our public shares properly submitted in connection with a stockholder vote to amend our Amended and Restated Certificate of Incorporation (the “Charter”) (1) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the time provided in the Company’s Charter (as subject to extension), or (2) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (c) absent an initial business combination within the time provided in the Company’s Charter (as subject to extension), our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares.

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

As previously disclosed on the Company’s Current Report filed on Form 8-K on February 21, 2025, on February 14, 2025 (the “Closing Date”), the Company completed its previously announced business combination (the “Business Combination”) with OSR pursuant to the Amended and Restated Business Combination Agreement, dated as of May 23, 2024, as amended on December 20, 2024 (the “Business Combination Agreement”), by and among the Company, OSR, each stockholder of OSR that executed a Participating Joinder thereto (each such person, a “Participating Stockholder”), and each stockholder of OSR that executed a Non-Participating Joinder thereto (each such person, a “Non-Participating Stockholder”, and together with the Participating Stockholders, the “OSR Stockholders”). As a subsequent event following the end of the period covered by this Form 10-K, the Non-Participating Stockholders exercised their options to put their OSR shares to exchange them into the shares of the common stock of OSR Holdings, Inc. The effective date of the closing of such share exchange with the Non-Participating Stockholders was January 30, 2026

In connection with the Closing of the Business Combination, we changed our name from Bellevue Life Sciences Acquisition Corp. to OSR Holdings, Inc. and changed the trading symbols of our common stock and warrants from “BLAC” and “BLACW,” to “OSRH” and “OSRHW,” respectively. In connection with the Closing, any Units (which were trading under the symbol “BLACU”) that had not yet separated, were separated into their component shares of common stock and warrants and ceased trading.

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

SUMMARY OF RISK FACTORS

Our business, our business sector and investing in our securities involve a number of risks of which you should be aware before making an investment decision. You should read this summary together with the description of each risk factor contained under “Item IA. Risk Factors” in this Annual Report on Form 10-K, as well as other documents filed from time to time with the SEC, for a more detailed discussion of certain risks that could materially adversely affect our financial conditions and the market price of our securities. The following list describes some of the principal risk factors applicable to the Business Combination, BLAC, OSR and the combined Company.

●	The price of the Company’s Common Stock and warrants may be volatile. The market price of the Company’s Common Stock has declined significantly in recent months, making the financing of continuing business operations more difficult and dilutive and increasing the risk of the Common Stock being delisted. These and other factors, including a potential loss of liquidity in the market for the Common Stock may limit your ability to sell the Company Common Stock.

●	The Company’s limited operating history, the early stage of its development programs and the inherent uncertainties and risks involved in pharmaceutical product development may make it difficult for it to execute on its business model.

●	The Company will likely incur significant operating losses for the foreseeable future and may never achieve or maintain profitability.

●	We may not be successful in our efforts to acquire, in-license or discover and develop new product candidates.

●	We currently have no marketing and sales organization for pharmaceutical products and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our pharmaceutical products, we may not be able to generate pharmaceutical product revenue.

●	Our investment strategy and future growth rely on a number of assumptions, some or all of which may not be realized.

●	We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs, future commercialization efforts and/or other operations.

●	We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to compliance with its public company responsibilities and corporate governance practices.

●	The Company’s management team has limited experience managing and operating a U.S. public company.

●	If economic conditions in South Korea deteriorate, our current business and future growth could be materially and adversely affected.

●	Our business includes subsidiaries that are developing oral immunotherapies for the treatment of cancer and design-augmented biologics. These companies have a limited operating history, and their programs are in early stages of development. This may make it difficult to evaluate our prospects and likelihood of success.

●	We currently outsource, and intend to continue to outsource, much of our discovery, clinical development, and manufacturing functions to third-party providers or consultants. Outsourcing these functions has significant risks, and our failure to manage these risks successfully could materially adversely affect our business, results of operations, and financial condition.

●

If we are unable to obtain and maintain patent and other intellectual property protection for our technology and product candidates or if the scope of the intellectual property protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

●	Conflicts of interest arising from related-party relationships may adversely affect the terms of the Company’s licensing arrangements and could delay or reduce royalty revenues.

The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

i

PART I

Item 1. Business

Company and Business Strategy Overview

As a global healthcare holding company, with operations in South Korea and Switzerland and an office in the United States, we intend to leverage our existing and expanding network of academic and industry leaders and investor network, including venture capital and private equity, in major healthcare markets globally to identify, lead and support the growth of our subsidiaries and subsidiary candidates based on innovative research. Subsidiary candidates are companies that are either already existing entities or new companies formed in connection with acquiring or licensing existing assets from industry or academia. We expect to attract industry partners either as co-investors or through technology licensing deals and may raise capital directly from private, strategic or public investors. We seek to chart a potentially more efficient and optimal route by pairing what we believe are the right team and pharmaceutical or medical device technologies that have the potential to treat diseases and improve healthcare outcomes with the necessary financial and other resources. Since our target markets feature large established global businesses with abundant capital that acquire healthcare companies, we hope to realize additional liquidity through the sale of our subsidiaries from time to time.

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

T-cell immunotherapies based on a live attenuated, safe, orally, available bacterial vaccine strain, genetically modified to develop and elicit patients’ cytotoxic T-cells against specific pre-defined targets
Platform integrating different protein domain sequences linking into a Design-augmented (DA) recombinant biologic with enhanced biological functionality for bone and cartilage regeneration
Neurovascular surgical devices

Figure 2. the Company subsidiary portfolio snapshot.

Intellectual Property Overview

We own or have in-licensed numerous patents and intellectual property underlying patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of therapeutic product candidates in development by our portfolio companies, including related manufacturing processes and technologies. As of December 31, 2025, the patent portfolio of our subsidiaries includes 10 patent families of issued patents and pending patent applications in various stages of prosecution. Generally, the patents issued and patent applications pending are in multiple jurisdictions including the United States, Europe, Japan, India, and China, with anticipated expiration between 2032 to 2041, without considering patent term adjustments or patent term extensions. The below table summarizes the seven patent families that have been issued to-date for our subsidiary companies:

Company Assignee	Family	Status	Type	Granted Regions	Expiration Year
Vaximm	Manufacturing (1) WO 2013/091898, Method for Producing High Yield Attenuated Salmonella Strains	Owned	Manufacturing	AU, CA, CN, EP, IN, JP, KR, US, ZA	2032
	VXM01 – dosing (2) WO 2014/005683, DNA Vaccine for Use in Pancreatic Cancer Patients	Owned	Formulation	AU, CN, EP, JP, KR, US, ZA	2033
	VXM06 – WT1 (3) WO 2014/173542, Salmonella-based vectors for cancer immunotherapy targeting Wilms’ tumor gene	Owned	Composition of Matter	EP, JP, US	2034
	VXM04-MSLN (4) WO 2015/090584, Novel MSLN targeting DNA vaccine for cancer immunotherapy	Owned	Composition of Matter	EP, JP, US	2034
	VXM01 – combination (5) WO 2016/202459, VEGFR-2 targeting DNA vaccine for combination therapy	Owned	Composition of Matter; Method of Use	AU, CA, CN, EP, IN, US, ZA	2036
	VXM01 Tumor expression (7) WO 2018/149982, Novel VEGFR-2 targeting immunotherapy approach	Owned	Composition of Matter	AU, US	2038
Darnatein	Designer ligands of TGF-ß superfamily (0) WO 2010/099219	Exclusive License	Composition of Matter	EP, KR, JP	2030
	Activin/bmp7 chimeras: super-active sab704 and sab715, and their respective noggin-sensitized variants, nab704 and nab715; and nab204 WO2020/101366	Owned	Composition of Matter	KR, CN, US	2039

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

Vaximm

Vaximm Corporate Overview

Vaximm is developing innovative oral T-cell immunotherapies for the treatment of disorders that require the safe and targeted elimination of specific cell populations. (e.g. neoplasms, other proliferative diseases, chronic infections). Based on over 20 years of research, Vaximm’s customizable immunotherapy platform has the potential to be efficiently and effectively adapted to treat various diseases and address specific patient needs. Vaximm currently has three clinical and pre-clinical drug candidates targeting diseases ranging from glioblastoma to gastrointestinal stromal tumor to ocular diseases. Vaximm holds the only clinically tested oral cancer vaccine with proven safety and demonstrated efficacy

Vaximm’s flagship asset, VXM01, is a late clinical-stage (NCT037500701) immuno-oncology candidate for glioblastoma, which early-stage clinical trials (NCT02718443 and NCT01486329) suggest may be a potentially specific and effective treatment. VXM01 has been granted Orphan Drug Designation by the U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA) for both glioblastoma and pancreatic cancer on August 31, 2017 from FDA and August 23, 2017 from EMA. An Orphan Drug Designation will permit Vaximm to receive additional years of market exclusivity upon regulatory approval, which provides a significant competitive advantage. See “Government Regulation — Orphan Drug Designation and Exclusivity.” “ Based on evolving science, Vaximm is developing the VXM01 v 2.0. While meant to improve efficacy, it leverages the proven vector safety data from VXM01 to move into late-stage development at speed.

While VXM01 (including version 2.0) moves into planned phase 2, phase 2/3 clinical trials, we are continuing to evaluate Vaximm’s other preclinical candidates for further development in investigational new drug (IND)-enabling studies.

Importantly, the live, attenuated S. typhi strain Ty21a, presents a proprietary platform for inducing an immune response to other antigens beyond the here chosen VEGFR-2, such as Carcinoembryonic Antigen (CEA), Fibroblast Activation Protein (FAP) expressed in the tumor stroma, or Multiple Drug Resistance 1 (MDR-1). We have since tested in preclinical models a variety of other antigens with success.

●	VXM04: A preclinical-stage oral T-cell vaccine targeting mesothelin (MSLN)

●	VXM06: A preclinical-stage oral T-cell vaccine targeting Wilms Tumor Protein (WT1)

●	VXM08: A preclinical-stage oral T-cell vaccine targeting CEA(Carcinoembryonic antigen)

●	VXM10 : A preclinical-stage oral T-cell vaccine targeting PD-L1 (Programmed death-ligand 1)

These products are currently undergoing preclinical studies to evaluate their safety, immunogenicity, and anti-tumor efficacy. Vaximm will need to complete these preclinical studies and submit Investigational New Drug (IND) applications to the relevant regulatory authorities before initiating clinical trials for each of these product candidates.

While Vaximm has direct experience advancing a therapeutic candidate from preclinical to late-stage clinical trials and developed a pipeline of other preclinical therapeutic candidates, other than receiving Orphan Drug Designation for VXMO1, Vaximm has limited experience in applying for regulatory or marketing approval for any of its product candidates specifically. That said, this experience exists within the team. As Vaximm continues to advance its line of oral immunotherapies, it will remain flexible and opportunistic to explore partnering options.

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

Vaximm seeks to overcome these limitations by leveraging our foundational science and innovative platform of attenuated bacterial strains to produce effective, customizable, oral vaccines efficiently and cost-effectively. Vaximm’s lead product candidate, VXM01, targets the tumor vasculature and specific tumor antigens. It differs decidedly from other vaccine approaches, since VXM01 does not have to overcome local immune suppression/encapsulation. The target, further, does not allow for mutations and immune escape. VXM01 and the underlying proprietary platform, further, has the potential to target multiple indications, even beyond oncology.

VXM01 has recently completed a Phase 2 clinical trial in Europe for the treatment of recurrent glioblastoma, where activity has been observed to date. Vaximm also plans to initiate a new clinical trial of VXM01 in recurrent glioblastoma patients in the United States.

If VXM01 demonstrates efficacy in the treatment of recurrent glioblastoma, Vaximm intends to expand by developing oral cancer vaccines targeting other solid tumor indications. The company’s strategy generally involves the following key steps:

1.

Identify novel tumor-specific antigens: Vaximm will leverage its expertise in antigen discovery to identify new tumor-specific antigens that can be targeted by Vaximm’s platform. This will include, as per precedent, targets which are expressed by cancer supporting tissue.

The safety profile and the mode of action of the platform make it a prime candidate for combination with standard of care treatments. Thus, currently envisioned clinical development will initially focus on add-on trials, avoiding initially combinations of non-approved assets. This presents a straight forward way to approval.

2.	Conduct preclinical studies with the FDA’s good laboratory practice (“GLP” regulations): Before testing any drug or biological product candidate in humans, the product candidate must undergo rigorous pre-clinical testing. The pre-clinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation, and stability, as well as studies to evaluate toxicity in animals, to assess the potential for adverse events and, in some cases, to establish a rationale for therapeutic use. The conduct of pre-clinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. Vaximm will perform preclinical studies to evaluate the safety, immunogenicity, and anti-tumor efficacy of its oral cancer vaccine candidates in line with the GLP regulations that the FDA requires.

3.	File an Investigational New Drug (IND) application: Upon the successful completion of preclinical studies, Vaximm will submit an IND application to regulatory authorities such as the FDA. IND is a request for authorization from the FDA to ship an investigation product and then administer it to humans and must be allowed to proceed by the FDA before human clinical trials may begin. This submission includes all relevant data from preclinical studies and outlines the proposed clinical trial protocols. The IND review period typically takes 30 days, during which the regulatory agency evaluates the submission to ensure the safety of proceeding to human trials.

4.	Initiate clinical trials: Based on the preclinical data and IND approval, the company will design and conduct additional Phase 2 clinical trials to assess the safety, tolerability, and preliminary efficacy of its oral cancer vaccines in other cancer indications.

5.	Conduct Phase 3 clinical trials: Phase 3 trials are large-scale, randomized, controlled studies designed to provide additional supporting evidence of the efficacy and safety of therapeutic candidates. These trials typically involve hundreds of patients and are conducted at multiple sites worldwide. Vaximm will work closely with clinical investigators, regulatory authorities, partners and patient advocacy groups to design and execute Phase 3 clinical trials for its oral cancer vaccine candidates.

6.	Seek regulatory approval: Following the successful completion of Phase 3 clinical trials, the result of the pre-clinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls, and proposed labeling, among other things, are submitted to authorities, such as the FDA or EMA. This stage is known as the New Drug Application (NDA) review.

Regulatory Steps

New Drug Application

A New Drug Application (NDA) tells the full story of a drug. Its purpose is to demonstrate that a drug is safe and effective for its intended use in the population studied.

A drug developer must include everything about a drug — from preclinical data to Phase 3 trial data — in an NDA. Developers must include reports on all studies, data, and analyses. Along with clinical results, developers must include proposed labeling, safety updates, drug abuse information, patent information, any data from studies that may have been conducted in other countries, institutional review board compliance information and directions for use. Vaximm has that information largely readily available due to past work. Especially, there seems no need for expensive and long-lasting animal safety studies.

NDA Review

Once each authority such as FDA or EMA receives an NDA, the review team decides if it is complete. If it is not complete, the review team can refuse to file the NDA. If it is complete, the review team has 6 to 10 months to make a decision on whether to approve the drug. The process includes the following:

●	Each member of the review team conducts a full review of his or her section of the application. For example, the medical officer and the statistician review clinical data, while a pharmacologist reviews the data from animal studies. Within each technical discipline represented on the team, there is also a supervisory review. All expertise needed with a proven track record are available within the team

●	FDA or EMA inspectors travel to clinical study sites to conduct a routine inspection. The Agency looks for evidence of fabrication, manipulation, or withholding of data.

●	The project manager assembles all individual reviews and other documents, such as the inspection report, into an “action package.” This document becomes the record for NDA review. The review team issues a recommendation, and a senior official makes a decision.

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

The estimated timeframe for this process is as follows:

●	If applicable: Antigen discovery and vaccine formulation: About 1year. (This step is not necessary for VXM01 including 2.0, but may have to in part be executed for new targets)

●	Preclinical studies: About 1 year

●	IND filing and review: 1 month

●	Phase 1/2 clinical trials: 2-3 years

●	Phase 3 clinical trials: 2-3 years

●	Regulatory approval (including NDA review): 1 year

Based on this timeline, Vaximm anticipates that its next oral cancer vaccine candidate beyond VXM01 could enter clinical trials within the next 3-5 years, with potential regulatory approval in less than 7 years.

In case of the improved version of VXM01, these timelines are expected to be significantly shorter (about 4years).

Clinical Trials

Overview of VXM01 clinical trial

VXM01 was clinically tested in two trials in advanced pancreatic cancer and in Glioblastoma:

●	VXM01 Phase I Dose Escalation Study in Patients With Locally Advanced, Inoperable and Stage IV Pancreatic Cancer (NCT01486329)

●	VXM01 Phase I Pilot Study in Patients With Operable Recurrence of a Glioblastoma (NCT02718443)

In both studies, VXM01 was found to be extremely safe and found to consistently elicit the expected immune response including biomarkers and indication of efficacy.

1.	A randomized, double blinded, placebo phase 1/2 trial in pancreatic carcinoma (NCT01486329):

VXM01 Phase I Dose Escalation Study in Patients With Locally Advanced, Inoperable and Stage IV Pancreatic Cancer.

NCT01486329 was a randomized, placebo-controlled, double-blinded dose-escalation study included a total of 72 treated patients with locally advanced and stage IV pancreatic cancer. The patients received in this trial VXM01 or placebo (S. typhi carrying a non-coding DNA plasmid) in addition to gemcitabine as standard of care. In addition to safety as primary endpoint, the VXM01-specific immune reaction, as well as clinical response parameters were evaluated. After the initial doses, patients received up to six monthly boost vaccinations, or placebo treatment. Vaccinations were applied orally, and concomitant treatment with standard-of-care gem-citabine during the priming phase (first 4 weekly doses):

●	Part 1 (n=45, 5 dose levels) initiation treatment only in the first week on days 1, 3, 5, and 7 at doses ranging from 106 colony forming units (CFU) up to 1010 CFU of VXM01 or placebo (2:1 randomization).

●	Part 2 (n=27, 2 dose levels) at two alternative doses of either 106 colony-forming units (CFU)or 107 CFU with up to 6 monthly boosts after initiation treatment. Immune monitoring involved interferon-gamma (IFN-𝛾) ELIspot analysis with long overlapping peptides spanning the entire VEGFR-2 sequence. (Designation: VXM01 has received orphan drug designation from the U.S. Food and Drug Administration (FDA) and the European Commission.

This trial was completed at the University of Heidelberg and the German Cancer Research Center (DKFZ).

Overall survival (all comers):

Importantly, target specific T cell activation over placebo was noted in both, periphery and tumor tissue.

Part 1, T cell response over placebo: “Prime”

Activation was noted in both, subjects with and without pre-dosing existing immune response

Boosting after 40 days sustained and increased the immune response:

“Boost”

There was encouraging survival in subjects boosted in part 2 with bad prognosis based on CA-19-9, status, extend of disease.

Subgroup analysis “bad prognosis”:

The effect gets more pronounced when looking at patients with successful immune induction at prime:

Observed pharmacodynamic effects in VXM01 treatment group vs. placebo included

●	a decrease in tumor perfusion,

●	increase in serum collagen,

●	mild elevation in blood pressure,

●	mild drop in thrombo-cyte, leukocyte and lymphocyte counts.

All of which are indictive of successful vessel targeting and ratification. For example, increased blood pressure in patients treated with VXM01 over placebo indicates blood vessel rarefication.

Increase of VEGF-A and collagen IV (indicator of vessel destruction) after vaccination further supported the observed vaccination effects on tumor perfusion, particularly since we observed a significant inverse correlation between collagen IV serum levels and alterations of tumor perfusion after the vaccination.

DCE-MRI was employed to assess tumor perfusion. After 38 days, tumor perfusion as 18% reduced in the VXM01 subjects while unchanged in placebo treated patients

In conclusion, VXM01 elicits a productive, complex VEGFR-2-specific effector T-cell response in patients with pancreatic cancer that correlates with anti- angiogenic activity and has a favorable safety profile. Changes indicative of anti-angiogenic efficacy in tumor perfusion, serum biomarkers, and blood pressure in VXM01 treated patients but not in the control arm were recorded.

Importantly, no safety concerns were noted

Trial design end results are published in:

●	Niethammer AG, Lubenau H, Mikus G, Knebel P, Hohmann N, Leowardi C, Beckhove P, Akhisaroglu M, Ge Y, Springer M, Grenacher L, Buchler MW, Koch M, Weitz J, Haefeli WE, Schmitz-Winnenthal FH. Double-blind, placebo-controlled first in human study to investigate an oral vaccine aimed to elicit an immune reaction against the VEGF-Receptor 2 in patients with stage IV and locally advanced pancreatic cancer. BMC Cancer. 2012 Aug 20;12:361.

●	Schmitz-Winnenthal FH, Hohmann N, Niethammer AG, Friedrich T, Lubenau H, Springer M, Breiner KM, Mikus G, Weitz J, Ulrich A, Buechler MW, Pianka F, Klaiber U, Diener M, Leowardi C, Schimmack S, Sisic L, Keller AV, Koc R, Springfeld C, Knebel P, Schmidt T, Ge Y, Bucur M, Stamova S, Podola L, Haefeli WE, Grenacher L, Beckhove P. Anti-angiogenic activity of VXM01, an oral T-cell vaccine against VEGF receptor 2, in patients with advanced pancreatic cancer: A randomized, placebo-controlled, phase 1 trial. Oncoimmunology. 2015 Mar 16;4(4):

2.	A phase1 clinical trial of VXM01 in Glioblastoma was initiated in May 2016 (ClinicalTrials.gov ID: NCT02718443). The trial was conducted at the Neurology Clinic and National Center for Tumor Diseases in Heidelberg, Germany, and the principal investigator is Dr. Wolfgang Wick, MD, who is a professor at the Neurology Clinic and National Center for Tumor Diseases.

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

source: Wick, W et al. “P01.031 VXM01 phase I study in patients with progressive glioblastoma — final results.” Neuro-Oncology vol. 20, Suppl 3 (2018): iii235. doi:10.1093/neuonc/noy139.073

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

As a next step, on November 21, 2018, a combination study of VXM01 and anti-PD-L1 checkpoint inhibitor avelumab in 28 patients with relapsed glioblastoma began (ClinicalTrials.gov ID NCT03750071 ). The trial included 25 patients with non-resectable tumors and 3 with resectable tumors. The main objective of the study is to evaluate the safety and tolerability of VXM01 vaccine treatment in combination with avelumab.

Dr. Wolfgang Wick, the principal investigator for the Phase I clinical trial and also a key opinion leader in the field of brain malignancies, also conducted this combination study. He will remain principal investigator for future trials.

This Phase I/II clinical trial was not sized or designed to yield advanced comparative statistical results. Larger patient cohorts and additional design features typical of Phase 2/PoC studies (including randomization, Blinding, control groups) are required to obtain data yielding advanced statistics and guide the design of registrational (Ph3) studies. Initiation of such trials is planned for 2026. That said, the data to date shows promising responses, including as single agent, having generated considerable interest in the field at the time.

VXM01 Phase 1/2 clinical trial — Patient selection criteria

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

VXM01 phase 1/2 clinical trial — Immune response

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

Overall, 12 of 28 patients (42.9%, all in the 107 CFU/mL non-resectable group) had a VEGFR-2 specific T cell response classified as negative for all peptides at all time points tested. The VEGFR-2 specific T cell response was decreased on Day 21 compared with baseline in 6 patients, was increased in 4 patients (all 107 CFU/mL non-resectable group), and remained at the same level compared with baseline in 5 patients. At Week 16, the VEGFR-2 specific T cell response was increased compared with baseline in 7 patients (1 patient in 106 CFU/mL group, 6 patients in 107 CFU/mL group), decreased in 5 patients (all 107 CFU/mL group), and remained the same in 3 patients.

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

Designer ligands of TGF-ß superfamily (Licensed Patent Rights) (0)
WO 2010/099219, Exclusive License Agreement between Joint Center for Biosciences and Darnatein

Country Code	Type	Filing date	Filing no.	Grant Date	Grant no.	Publ. No.	Expiry	Status
WO	PCT	24/02/2010	PCT/US2010/025260			2010/099219
EP	PCT	24/02/2010	10746779	10/02/2016	2401293B1	2401293	24/02/2030	granted
KR	PCT	24/02/2010	1020117021911	12/10/2015	1015586420000	1020110121642	24/02/2030	granted
CA	PCT	24/02/2010	2752647A1			2752647	24/02/2030	Under Examination
JP	PCT	24/02/2010	2011551315	20/11/2015	5841845	2012518420	24/02/2030	granted

DRT-101 (SAB-704) (1)
WO 2020/101366, Activin/bmp7 chimeras: super-active sab704 and sab715, and their respective noggin-sensitized variants, nab704 and nab715; and nab204

Country Code	Type	Filing date	Filing no.	Grant Date	Grant no.	Publ. No.	Expiry	Status
WO	PCT	13/11/2019	PCT/KR2019/015478			2020/101366	—
US	PCT	13/11/2019	20210395322			20210395322	13/11/2039	granted
EP	PCT	13/11/2019	19885240			3880695	13/11/2039	Under Examination
KR	PCT	13/11/2019	1020217018273	30/10/2025	10-2725896	1020210077790	13/11/2039	granted
CN	PCT	13/11/2019	201980075594.3	14/7/2025	7795027	113039199	13/11/2039	granted

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

Strategic Evolution into a Healthcare 4PL Platform

As described above, RMC has historically operated as a medical device importer and distributor in Korea with a primary focus on the neuro-intervention field. However, following a comprehensive strategic review, the management has determined to transform RMC into a fourth-party logistics (“4PL”) platform for the Korean healthcare supply chain — a strategic evolution that we view as a significant new growth engine for the consolidated group and a material driver of revenue growth through 2030.

Industry Context and Market Opportunity

The Korean medical device import and distribution sector is under material structural stress, driven by two converging dynamics:

●	Foreign exchange pressure: Import purchase obligations are predominantly USD-denominated, while distributor revenues are generated in KRW. Sustained KRW depreciation has materially increased the local currency cost of Minimum Purchase Guarantee (“MPG”) commitments to global manufacturers, compressing margins and straining liquidity across the independent distributor base.

●	Working capital mismatch: Large university hospitals — the dominant demand-side buyers — typically remit payment up to six months after device delivery, while receiving National Health Insurance Service (“NHIS”) reimbursement within approximately two weeks of claim filing. Independent distributors are required to finance this five-to-six month A/R gap without adequate access to institutional capital.

These dynamics have produced a class of financially constrained distributors actively seeking to exit their Korea agency mandates, import licenses, and MPG obligations — a dislocation management believes presents RMC with a compelling and time-sensitive consolidation opportunity.

RMC’s targeted 4PL product categories span eleven identified product lines with a combined total addressable market (“TAM”) estimated at approximately KRW 159.9 billion (~$110.7 million). Management notes that this estimate reflects a conservative, narrowly scoped assumption based on RMC’s historical neurointervention focus, representing approximately 2.3% of total Korean medical device imports of ~USD 4.88 billion (Korean Medical Device Association, 2022). The Company intends to revisit and update this TAM as RMC establishes a presence in product categories beyond its current core market.

RMC 4PL Business Model

RMC’s 4PL model addresses the structural pain points above by positioning the Company as a financially capable consolidator and central platform across the Korean medical device supply chain, built on three core capabilities:

●	Mandate Acquisition: RMC assumes Korea agency mandates, import licenses, and MPG obligations from financially distressed independent distributors, consolidating a historically fragmented and undercapitalized segment of the supply chain.

●	Working Capital Intermediation: Leveraging OSR Holdings’ NASDAQ-listed parent credibility and financial resources, RMC bridges the structural A/R gap inherent in the distributor-to-hospital payment cycle — a capability most independent distributors cannot replicate.

●	Scope Expansion and ICC Services: The 4PL platform aggregates mandates across medical device categories beyond neurointervention, enhancing scale economics and reducing concentration risk. In-Country Care (“ICC”) services represent an additional, complementary revenue stream as the platform matures.

A number of Korean distributors have already approached RMC proactively, viewing its NASDAQ-listed parent as a credible and well-capitalized consolidator. Management believes RMC is positioned to execute its roll-up strategy promptly upon capital allocation by OSR Holdings.

4PL Product Pipeline

The table below sets forth the eleven identified 4PL product categories, each with estimated Korean market TAM, target MFDS approval year, and projected market share for 2027–2030 (KRW millions).

Product Category	TAM (KRW mil)	MFDS Target	2027E	2028E	2029E	2030E
Category A	12,600	2026	10%	15%	20%	20%
Category B	12,600	2026	5%	10%	10%	10%
Category C	10,410	2026	5%	20%	25%	25%
Category D	9,364	2026	20%	25%	30%	30%
Category E	1,314	2027	—	5%	5%	5%
Category F	66,647	2027	10%	15%	20%	25%
Category G	6,800	2026	15%	20%	30%	30%
Category H	6,726	2026	5%	5%	5%	5%
Category I	6,497	2027	20%	25%	25%	25%
Category J	9,311	2028	—	10%	20%	30%
Category K	17,634	2028	—	10%	20%	30%
Total TAM	159,903 (~$110 mil)

Market share projections reflect management estimates based on identified pipeline opportunities and distributor consolidation targets. Actual results may differ materially.

Financial Projections

The table below summarizes RMC’s projected revenue and profitability across its three segments for fiscal years 2026–2030 (KRW millions).

KRW mil	2026E	2027E	2028E	2029E	2030E
4PL Revenue	—	13,604	23,651	31,976	38,003
ICC Revenue	500	800	1,000	1,200	1,200
Current Business	3,600	4,400	4,600	5,000	5,600
Total Revenue	4,100	18,804	29,251	38,176	44,803
Net Income	615	1,880	2,340	3,054	3,584
Net Margin	15%	10%	8%	8%	8%

Forward-looking estimates prepared by management. Subject to risks and uncertainties. See “Forward-Looking Statements” and “Risk Factors” elsewhere in this Annual Report.

Key observations: (i) 4PL revenue is not projected to commence until 2027, reflecting the time required for mandate acquisition and MFDS approvals following 2026 capital deployment; (ii) total RMC revenue is projected to grow from KRW 4.1 billion in 2026 to KRW 44.8 billion in 2030 (~82% CAGR), driven primarily by the 4PL ramp; and (iii) net margin is expected to stabilize at approximately 8% from 2028, with the current business providing a stable organic base throughout.

Key Execution Considerations

Investors should be aware of the following principal risks specific to RMC’s 4PL initiative:

●	Capital Deployment: Execution pace is contingent upon OSR Holdings allocating sufficient capital; delays could materially impact the projected revenue ramp.

●	Regulatory Timelines: MFDS oversight of import license and mandate transfers may defer revenue commencement beyond projected periods.

●	Foreign Exchange: RMC will assume USD-denominated MPG obligations; continued KRW depreciation could increase local currency costs materially.

●	Working Capital: Scaling the platform will require disciplined management of an expanding A/R base given the structural hospital payment cycle.

●	Pipeline Conversion: No assurance exists that identified distributor candidates will transfer mandates on commercially acceptable terms or within projected timeframes.

Outlook

Management views RMC’s 4PL transformation as one of the most significant value creation opportunities within the OSR Holdings portfolio. The Company will provide updates on mandate acquisitions, capital deployed, and MFDS milestones in its periodic filings and through other public disclosures as material developments warrant.

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

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they, in the exercise of their respective business judgment, deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We do not have an employment agreement with any member of our management team.

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

Facilities

Our executive offices are located at 10900 NE 4th Street, Suite 2300, Bellevue, WA 98004 and Hoedong-gil, 37-36, 3F, Paju, Gyeonggi-do, 10881 Korea, and our telephone number is (425) 635-7700 and +82 31 948 9419, respectively. Our executive offices are provided to us by an affiliate of our Sponsor. Commencing on March 1, 2023, we agreed to pay an affiliate of our Sponsor a total of $7,500 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Website

We maintain a corporate website at www.osr-holdings.com. Our website and information contained on, or that can be accessed through, our website is not deemed to be incorporated by reference in, and is not considered part of, this report. You should not rely on any such information in making your decision whether to invest in our securities.

Employees

We currently have four officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not have an employment agreement with any member of our management team.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls.

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

Item 1A. Risk Factors

In addition to the other information contained in (or incorporated by reference into) this Form 10-K Report including the matters addressed under the heading “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the following risk factors. The Company operates in a market environment that is difficult to predict and that involves significant risks, many of which will be beyond control. You should carefully consider the risks described below. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on the Company’s business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of the Company securities could decline, and you could lose part or all of your investment. Unless otherwise indicated, references in this section and elsewhere in this Form 10-K Report to the Company’s business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, the business, reputation, financial condition, results of operations, revenue and future prospects of the Company.

Conflicts of interest arising from related-party relationships could adversely affect the terms and economic outcomes of our licensing arrangements.

The Chief Executive Officer of OSR Holdings, Inc. (“OSRH” or the “Company”) serves in senior leadership roles across affiliated entities, including as Chief Executive Officer of BCM Europe AG (“BCME”) and as a board member of Vaximm AG, creating overlapping fiduciary obligations and potential conflicts of interest. In addition, Vaximm AG, our wholly owned subsidiary, has entered into a binding term sheet with BCME, our largest shareholder, for a proposed exclusive global license of the VXM01 oral cancer immunotherapy platform. Because Vaximm AG and BCM Europe AG are affiliated through common ownership and management, the negotiation and approval of this arrangement constitute a related-party transaction.

The structure of the transaction includes non-standard economic features, including a royalty pass-through mechanism under which BCME, acting as a financial intermediary, is entitled to use 100% of downstream royalty payments from any ultimate commercial partner to recover milestone payments made to Vaximm AG and a preferred return to its investment fund investors before any royalties are distributed to Vaximm AG. This recovery mechanism could significantly delay or reduce the timing of royalty revenues ultimately received by Vaximm AG and, indirectly, the Company.

Although the transaction is subject to an independent third-party fairness opinion, such safeguards may not eliminate all potential conflicts of interest. These relationships and structural features could influence the negotiation, approval, and ongoing operation of the arrangement in a manner that is not as favorable to the Company or its stockholders as terms that might have been obtained in an arm’s-length transaction with an unaffiliated third party.

 The Company’s only significant asset is its ownership of OSR and such ownership may not be sufficient to pay its expenses or satisfy other financial obligations.

The Company is a holding company and will not directly own any operating assets other than its ownership of interests in OSR. The Company depends on OSR for distributions, loans and other payments to generate the funds necessary to meet its financial obligations, including its expenses as a publicly traded company. The earnings from, or other available assets of, the Company may not be sufficient to pay expenses or satisfy the Company’s other financial obligations.

The Company’s principal stockholders and management own a significant percentage of Company Common Stock and are able to exert significant control over matters subject to stockholder approval.

Our executive officers, directors and their affiliates and our principal stockholders beneficially held, in the aggregate, approximately 48.5% of the outstanding shares of Company Common Stock as of December 31, 2025. As a result, these stockholders are able to exert significant influence over matters requiring stockholder approval, including the election of directors, amendments to our organizational documents and approval of mergers or other major corporate transactions. This concentration of ownership may discourage or delay a change in control that other stockholders may consider favorable.

Lack of Business Diversification

Our prospects for success depend largely on the future performance of a single business and a single industry—the health care sector. Unlike other entities that have the resources to operate multiple businesses across several industries, we may not have sufficient resources to significantly diversify our operations and mitigate the risks associated with operating in a single line of business. As a result, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Ability of the Company’s Management Team to Execute Its Business Strategy

The Company’s future performance depends on the continued services and effectiveness of its management team. If members of management are unable to successfully execute the Company’s business strategy, including advancing its clinical development programs and managing its operations as a public company, the Company’s business, financial condition, and results of operations could be adversely affected.

In addition, the Company may need to recruit and retain additional qualified personnel to support its growth and operations. Competition for experienced executives, scientific personnel, and other key employees in the biotechnology industry is intense, and the Company may not be successful in attracting or retaining such individuals on acceptable terms, or at all. Any failure to build and maintain an effective management team could adversely affect the Company’s ability to execute its strategic objectives.

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

In addition, as of December 31, 2025, OSR had deferred tax liabilities of approximately $27,021,305, resulting from the differences between book and tax basis for assets acquired or created during previous business combinations as a result of purchase price allocation for accounting purposes, which will be due if and only when certain taxable events occur in the future which will reverse or eliminate such basis difference (i.e., sales of subsidiaries).

Risks Related to Our Securities and Being a Public Company

The price of the Company’s Common Stock and warrants may be volatile.

The price of the Company’s Common Stock and warrants may fluctuate due to a variety of factors, including:

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

These market and industry factors may materially reduce the market price of the Company’s Common Stock, regardless of its operating performance. The market price of the Company’s Common Stock has declined significantly in recent months, making the financing of continuing business operations more difficult and dilutive and increasing the risk of the Common Stock being delisted. These and other factors, including a potential loss of liquidity in the market for the Common Stock may limit the ability to sell the Company Common Stock.

We are no longer a “controlled company” under Nasdaq rules and we cannot rely on certain Nasdaq corporate governance requirement exemptions

The “controlled company” exception to the Nasdaq rules provides that a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company, a “controlled company,” need not comply with certain requirements of the Nasdaq corporate governance rules. Until December 31, 2025, Kuk Hyoun Hwang, directly and indirectly, owned a majority of the voting power of our outstanding common stock and was able to determine all matters requiring approval by our stockholders. As a “controlled company” within the meaning of the corporate governance rules of Nasdaq, during 2025, we were exempt from the Nasdaq’s corporate governance rules requiring that listed companies have (i) a majority of the Board consist of “independent” directors under the listing standards of the Nasdaq rules, (ii) selection or recommendation for the Board’s selection of director nominees made by (a) independent directors constituting a majority of the Board’s independent directors in a vote in which only the independent directors participate or (b) a nominating and corporate governance committee composed entirely of independent directors (subject to exceptions under limited and exceptional circumstances) and a written nominating and corporate governance committee charter meeting the requirements of the Nasdaq rules and (iii) a compensation committee composed entirely of independent directors (subject to exceptions under limited and exceptional circumstances) and a written compensation committee charter meeting the requirements of the Nasdaq rules. As of the date of this Annual Report, Kuk Hyoun Hwang no longer owns a majority of the voting power of our outstanding common stock. As a result, we no longer qualify as a “controlled company” and have entered the applicable phase-in period for compliance with corporate governance requirements. We have also ceased relying on the exemption available to newly public companies regarding a majority independent board.

An active, liquid trading market for the Company Common Stock and warrants may not develop or persist, which may limit your ability to sell such common stock and warrants.

The Company’s common stock and warrants are listed on the Nasdaq Stock Market under the ticker symbols “OSRH” and “OSRHW,” respectively. However, a sufficiently liquid or active trading market for the Company Common Stock and warrants may not develop or may not be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of the Company Common Stock and warrants. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing the Company’s Common Stock and warrants.

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

The Company currently anticipates that it will retain future earnings for the development, operation and expansion of the Company’s business and does not anticipate declaring or paying any cash dividends for the foreseeable future. Furthermore, future debt or other financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on the Company’s Common Stock. Any return to stockholders will therefore be limited to the appreciation of their stock.

Future sales, or the perception of future sales, of the Company Common Stock by the Company or its stockholders in the public market could cause the market price for the Company Common Stock to decline.

The sale of shares of the Company Common Stock in the public market, or the perception that such sales could occur, by the Company or its stockholders or warrant holders, could harm the prevailing market price of shares of OSR Holdings Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for the Company to sell equity securities in the future at a time and at a price that it deems appropriate.

If the Company issues additional equity securities or debt securities, those securities offerings may adversely affect the market price of the Company Common Stock and warrants to purchase shares of the Company Common Stock and may be dilutive to existing stockholders.

In the future, the Company may issue additional shares of common stock or issue preferred stock or incur debt. Debt and preferred stock will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that the Company issues in the future may have rights, preferences and privileges more favorable than those of the Company Common Stock. Because the decision to issue debt or equity in the future will depend on market conditions and other factors beyond the Company’s control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of the Company Common Stock and warrants to purchase the Company Common Stock and be dilutive to existing stockholders.

The Company granted registration rights to certain stockholders and others, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement entered into in connection with the issuance and sale of the securities in the Company IPO, certain of the Company’s stockholders and their permitted transferees can demand that the Company register the placement warrants, the placement rights, the shares of common stock issuable upon exercise of the placement warrants, the shares of common stock included in the placement units, and the shares of common stock underlying the placement rights. Additionally, holders of units that may be issued upon conversion of working capital loans can demand that the Company register the warrants and rights included in such units, the shares of common stock issuable upon exercise of such warrants, the shares of common stock included in such units, and the shares of common stock underlying such rights. The Company will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of the Company’s Common Stock.

The abovementioned risks are specifically relevant to the Company’s Equity Line of Credit (“ELOC”) Agreement

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

These anti-takeover provisions and other provisions in the Company Charter and the Company Bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or delay or impede a merger, tender offer or proxy contest involving the Company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause the Company to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in the Company’s board of directors could cause the market price of our common stock to decline.

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

In general, Section 203 of the DGCL prohibits a Delaware corporation that is listed on a national securities exchange or held of record by more than 2,000 stockholders from engaging in a “business combination” with an “interested stockholder” for a three-year period following the time such stockholder becomes an interested stockholder, unless the business combination is approved in one of the manners described below. A “business combination” includes, among other things, certain mergers, asset or stock sales or other transactions together resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns, or did own within three years prior to the determination of interested stockholder status, 15% or more of the corporation’s outstanding voting stock. Under Section 203 of the DGCL, a business combination between a corporation and an interested stockholder is prohibited unless it satisfies one of the following conditions:

●	before the stockholder became an interested stockholder, the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder;

●	upon the consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding those shares owned by persons who are directors and also officers, and employee stock plans, in some instances; or

●	at or after the time the stockholder became an interested stockholder, the business combination was approved by the board of directors of the corporation and authorized at an annual or special meeting of the stockholders by the affirmative vote of at least 66&frac23;% of the outstanding voting stock which is not owned by the interested stockholder.

Under certain circumstances, Section 203 of the DGCL will make it more difficult for a person who would be an “interested stockholder” to effect various business combinations with the corporation for a three-year period. This provision may encourage persons interested in acquiring the Company to negotiate in advance with the board of directors of the Company. Section 203 of the DGCL also may have the effect of preventing changes in the Company’s board of directors and may make it more difficult to accomplish transactions which stockholders may otherwise deem to be in their best interests.

If securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding the Company securities adversely, then the price and trading volume of the Company securities could decline.

The trading market for the Company securities will be influenced by the research and reports that industry or securities analysts may publish about the Company, its business, its market, or its competitors. Securities and industry analysts may never publish research on the Company. If no securities or industry analysts commence coverage of the Company, the securities price and trading volume would likely be negatively impacted. If any of the analysts who may cover the Company change their recommendation regarding the Company’s securities adversely, or provide more favorable relative recommendations about the Company’s competitors, the price of the Company’s securities would likely decline. If any analyst who may cover the Company were to cease coverage of the Company or fail to regularly publish reports on it, the Company could lose visibility in the financial markets, which could cause the Company’s securities price or trading volume to decline.

There can be no assurance that the Company will be able to comply with the continued listing standards of Nasdaq. The Company’s failure to meet the continued listing requirements of Nasdaq could result in a delisting of the Company’s Common Stock and warrants.

The Company Common Stock and warrants were listed on Nasdaq under the symbols “OSRH” and “OSRHW,” respectively. The Company’s eligibility for listing on Nasdaq depends on its ability to comply with Nasdaq’s continued listing standards, including requirements relating to the trading price and trading volume of its securities, and other corporate governance requirements. If the Company is not able to comply with the continued listing standards of Nasdaq, the Company and its stockholders could face significant material adverse consequences including, but not limited to:

●	a limited availability of market quotations for its securities;

●	reduced liquidity for the Company’s securities;

●	a determination that the Company Common Stock is a “penny stock,” which will require brokers trading in the Company Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Company Common Stock;

●	a limited amount of or no analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” As long as the Company’s Common Stock and warrants are listed on Nasdaq, they will be considered covered securities. If the Company’s securities were no longer listed on Nasdaq, the securities would not be covered securities and would therefore be subject to regulation in each state in which the Company offers its securities.

If the Company fails to satisfy the continued listing requirements of Nasdaq such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist the Company’s securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, and no assurance can be provided that any action taken to restore compliance with listing requirements would allow the securities to become listed again, stabilize the market price or improve the liquidity of its securities, prevent its securities from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if the Company’s securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on any of the markets offered by OTC Markets Group Inc., the liquidity and price of these securities may be more limited than if they were quoted or listed on Nasdaq or another national securities exchange. In such circumstances, Company securityholders may be unable to sell their securities unless a market can be established or sustained.

On February 15, 2024, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(3), which requires the Company to have at least 300 public holders for continued listing on the Nasdaq Capital Market (the “Minimum Public Holders Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market. The Company submitted a plan to regain compliance with the Minimum Public Holders Rule to Nasdaq on April 1, 2024. On April 17, 2024, the Company received written notice from Nasdaq granting an extension to August 13, 2024, to regain compliance with the Minimum Public Holders Rule (the “Compliance Period”). On August 20, 2024, the Company received written notice (the “Second Notice”) from Nasdaq stating that the Company had not regained compliance with the Minimum Public Holders Rule within the Compliance Period. In accordance with the Second Notice, BLAC timely requested a hearing before the Hearings Panel (the “Panel”), which automatically stayed any suspension or delisting action of the Company’s securities and was held on October 1, 2024. On October 4, 2024, the Panel granted the Company’s request for continued listing on the Nasdaq, subject to the requirement that on or before February 17, 2025, the Company shall demonstrate compliance with Listing Rule 5505, and that during the exception period, the Company shall provide prompt notification of any significant events that occur during this time that may affect the Company’s compliance with Nasdaq requirements. On March 7, 2025, the Hearings Advisor from the Nasdaq Office of General Counsel sent a letter noting that on February 13, 2025, the Company had completed its Business Combination and finding that “[t]he post transaction entity demonstrated compliance with the requirements for initial listing under Listing Rule 5505 and the securities of OSRH began trading on the Nasdaq Capital Market February 18, 2025. ... [a]ccordingly, the Panel has determined to continue the listing of the Company’s securities on The Nasdaq Stock Market LLC and is closing this matter.” However, this is no guaranty that the Company will be able to maintain compliance with Nasdaq continued listing standards going forward.

On September 5, 2025, the Company received a written notice from the Nasdaq Listing Qualifications Department indicating that the Company was not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) because the closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days. The notice had no immediate effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market. Nasdaq provided the Company with an initial compliance period of 180 calendar days, or until March 4, 2026, to regain compliance with the minimum bid price requirement. The Company did not regain compliance within that period and Nasdaq subsequently granted the Company an additional 180-day compliance period, extending the deadline to August 31, 2026, to regain compliance. If the Company does not regain compliance by that date, the Company’s securities may become subject to delisting from Nasdaq. The Company intends to monitor the closing bid price of its common stock and may pursue available options to regain compliance, including a reverse stock split, although there can be no assurance that such actions would be successful or that the Company will be able to maintain compliance with Nasdaq’s continued listing standards in the future.

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

We anticipate the Company will qualify as an “emerging growth company” within the meaning of Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the Company stockholders may not have access to certain information they may deem important. the Company would remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of the Company Common Stock that is held by non-affiliates exceeds $700,000,000 as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which the Company has total annual gross revenue of $1,235,000,000 or more during such fiscal year (as indexed for inflation), (iii) the date on which the Company has issued more than $1,000,000,000 in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of the Company Common Stock, as defined by the JOBS Act. Investors may find the Company’s securities less attractive because it may rely on these exemptions. If some investors find the Company’s securities less attractive as a result of its reliance on these exemptions, the trading prices of its securities may be lower than they otherwise would be, there may be a less active trading market for its securities and the trading prices of its securities may be more volatile.

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

The Company has the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Company Common Stock equals or exceeds $16.50 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company give notice of redemption. The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the shares of the common stock issuable upon exercise of such warrants is effective and a current prospectus relating to shares of the common stock is available throughout the 30-day redemption period. If and when the public warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding public warrants could force the holders (i) to exercise their public warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their public warrants at then-current market price when you might otherwise wish to hold your public warrants or (iii) to accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of their public warrants. The value received upon exercise of the public warrants (1) may be less than the value the holders would have received if they had exercised their public warrants at a later time, where the underlying share price is higher and (2) may not compensate the holders for the value of the public warrants.

The private placement warrants are identical to the public warrants, except that the private placement warrants and the shares of common stock issuable upon the exercise of the private placement warrants were not transferable, assignable or salable prior to the completion of a Business Combination, subject to certain limited exceptions, and none of the private placement warrants are redeemable by the Company so long as they are held by their initial purchasers or their permitted transferees.

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

The closing price of the Company’s common stock has not exceeded $16.50 per share for any of the 30 trading days prior to the date of this Annual Report on Form 10-K.

Risks Related to the Company Business and Operations

The following risk factors reference the risks and uncertainties relating to the business and operations of the Company. References in this section to “we,” “us,” and “our” refer to OSR Holdings, Inc.

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

We have never generated any operating profits and incurred operating losses of USD 11.7  million and USD 18.3 million for years ending 2024 and 2025, respectively. We have an accumulated deficit of USD  37.17 million as of December 31, 2025. We are likely to continue to incur operating losses in the future. While our RMC subsidiary generated revenues of USD 2.9 million for the year ended December 31, 2025, none of our other subsidiaries have generated any revenues from product sales because none of their current product candidates have received marketing or other required regulatory approvals anywhere in the world. We may never generate product revenue from the commercial sales of our pharmaceutical product candidates or achieve profitability.

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

On July 24, 2025, the Company, together with OSR Holdings Co., Ltd., entered into a non-binding term sheet with Woori IO Co., Ltd. (“WORIO”), outlining the principal terms of a proposed share exchange transaction pursuant to which WORIO would become a wholly owned subsidiary of OSRK.

Pursuant to the term sheet, WORIO shareholders would receive newly issued shares of OSRK, which may be convertible into Company common stock within three years, subject to certain conditions. The parties also agreed to a six-month exclusivity period and to conduct mutual due diligence. The transaction is subject to the negotiation and execution of definitive agreements.

On January 26, 2026, the Company completed the acquisition of WORIO pursuant to definitive agreements entered into by the parties, and WORIO became a wholly owned subsidiary of OSRK.

A copy of the term sheet is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2025.

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

Our Korean subsidiary, RMC, is a distributor of medical products currently serving only the Korean market. Three main customers of RMC have in recent years represented approximately 95% of RMC’s total sales. This customer concentration creates risks for RMC (and OSR) in the event that one or more of those customers terminates its distribution agreement with RMC, one of which occurred on November 20, 2024, when Penumbra Inc. and RMC terminated negotiations for a new (or extended) distribution agreement.

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

The Company has previously identified material weaknesses in its internal control over financial reporting, which could adversely affect its ability to report its financial condition and results of operations accurately and on a timely basis.

The Company has identified material weaknesses in its internal control over financial reporting, which could adversely affect its ability to report its financial condition and results of operations accurately and on a timely basis.

Management previously concluded that its internal control over financial reporting was not effective as of December 31, 2024. Although management implemented remediation measures during 2025 and concluded that such material weaknesses had been remediated as of June 30, 2025, additional deficiencies were identified in connection with the year-end evaluation as of December 31, 2025, including deficiencies related to the completeness and accuracy of liabilities and the sufficiency of personnel within the accounting and financial reporting function. As a result, management concluded that material weaknesses existed as of December 31, 2025.

These material weaknesses could result in material misstatements not being prevented or detected on a timely basis. For additional information, see “Item 9A. Controls and Procedures.”

Risks Related to the Company’s Strategy to Grow the Business

The following risk factors reference the risks and uncertainties relating to the business and operations of the Company. References in this section to “we,” “us,” and “our” refer to OSR Holdings, Inc.

We may not be successful in our efforts to acquire, in-license or discover and develop new product candidates.

The success of our business is highly dependent on our ability to successfully identify new product candidates, whether through acquisitions or in-licensing transactions, or through our internal capabilities. Our acquisition and in-licensing efforts focus on identifying assets in development by third parties across a diverse range of therapeutic areas. Our strategy often entails designing optimal, efficient studies that result in quick “go/no-go” decisions when deciding whether or how to proceed with future development for a given asset. We may decide to proceed with the development of a drug candidate on this basis and later determine that the more costly and time-intensive trials do not support the initial value the product was thought to hold. Even if a product candidate does prove to be valuable, its value may be less than anticipated at the time of initial investment. We may also face competition for attractive investment opportunities. A number of entities compete with us for such opportunities, many of which have considerably greater financial and technical resources. If we are unable to identify a sufficient number of such product candidates, or if the product candidates that we identify do not prove to be as valuable as anticipated, we will not be able to generate returns and implement our investment strategy and our business and results of operations may suffer materially.

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

Our investment strategy and future growth rely on a number of assumptions, some or all of which may not be realized.

Our strategy for investment and plans for future expansion are founded upon a range of assumptions. These assumptions, particularly for our pharmaceutical product candidates, include considerations related to the adoption of a specific therapy, the price at which the product candidate might be sold (or reimbursed by third-party payors), the occurrence of a particular medical condition, the preference for our product candidate over competing therapies, and the size of patient populations. Some or all of these assumptions might prove to be inaccurate because our ability to predict whether our product candidates will attain significant market acceptance or if a market for our product candidates will indeed materialize as anticipated, is inherently uncertain. If any of these assumptions turn out to be incorrect or overly optimistic, it could have a substantial and adverse impact on our results and future prospects.

Our future success depends on our ability to retain key employees, directors, consultants and advisors and to attract, retain and motivate qualified personnel.

We heavily depend on the expertise of our executive officers, directors, and scientific teams for their expertise in areas such as management, research and development, drug development, finance, and business development, both for the Company and our subsidiaries and investments. Their departure could adversely impact our research, development, and our licensing pursuits, and impede the execution of our business strategy. We do not carry “key person” insurance for our executives or staff so that replacing them might be challenging due to our inability to pay premium salaries or signing bonuses, together with the scarcity of individuals with the required breadth of skills and experience in our industry. We might struggle to attract, train, retain, or motivate them, given the numerous competing pharmaceutical and biotechnology companies.

Our reliance on a central team consisting of a limited number of employees who provide various administrative, research and development and other services to all our subsidiaries presents operational challenges that may adversely affect our business.

As of December 31, 2025, we had 22 full-time employees whom we rely on for drug development planning, employee relations, financing, accounting matters and other support services for our company and all of its subsidiaries. These individuals may not have sufficient time and bandwidth to perform their responsibilities effectively, potentially hindering the achievement of our goals and jeopardizing the execution of our business strategy. While our current structure helps us minimize certain overhead expenses, the relatively small size of our central team limits our ability to allocate enough personnel, time, and resources to effectively manage our subsidiaries and investments creation of effective drug development plans, employee recruitment and retention, and overseeing financial and accounting matters. Members of our central team may lack sufficient information about various aspects of our subsidiaries’ business and operations to adequately address these responsibilities.

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

Risks Related to the Company’s Requirements for Additional Capital

The following risk factors reference the risks and uncertainties relating to additional capital requirements of the Company. References in this section to “we,” “us,” and “our” refer to OSR Holdings, Inc.

We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs, future commercialization efforts and/or other operations.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years. The Company’s operations, through its subsidiaries, have consumed substantial amounts of cash since inception. We currently do not have sufficient committed sources of additional capital to fund our current development plans. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our preclinical and clinical development programs, seek regulatory approvals for our product candidates, and launch and commercialize any products for which we receive regulatory approval. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to implement our current development plans or expand them. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our research and drug development programs or future commercialization efforts.

Based on our current operating plan, and in part due to the cancellation of our previously anticipated PIPE Investment, following the closing of our Business Combination, there still remains some doubt as to our ability to fund our operating expenses and capital expenditure going forward, and, as noted by our auditor, our ability to survive as a going concern. A more detailed discussion of this agreement is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Despite the fact that we appear to have obtained alternative financing under our ELOC Agreement, our actual capital requirements may also vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and necessary activities associated with the development of our product candidates are highly uncertain, we are unable to estimate the actual funds we will require for development, marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We may be unable to obtain additional financing to adequately capitalize the Company or to fund the operations and growth of the Company and its subsidiaries, which could adversely affect the future prospects of the Company.

We did not receive substantial proceeds from the Company’s IPO to provide capital to the Company and fund its growth following the completion of the Business Combination. We will be required to seek additional financing to provide such operating capital. We cannot assure you that such financing will be available on acceptable terms, if at all. We may require such financing to fund the operations or growth of the Company. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the Company. None of the Company’s Sponsor, officers, directors or their affiliates are obligated to provide any financing to the Company in connection with or following the Business Combination. If they elect to do so, their additional contributions of capital to the Company may require them to first sell a portion of their founders shares or other Company common stock holdings in qualified insider transactions, which may impact the market price levels of Company common stock.

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

Our future cash flows from operations are unlikely to satisfy our capital needs, so we will continue to need to obtain financing through other means that may involve dilution of our stockholders, limits on our financing activities or reductions of our interest in our subsidiaries and investments.

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

Risks Related to the Company’s Management of the Business and Operations

The following risk factors reference the risks and uncertainties relating to the management of the business and operations of the Company. References in this section to “we,” “us,” and “our” refer to OSR Holdings, Inc.

We incur increased costs as a result of operating as a public company, and our management will devote substantial time to compliance with its public company responsibilities and corporate governance practices.

As a public company, we incur significant legal, accounting and other expenses that OSR did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act.

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

Members of the Company’s management team have limited experience managing and operating a U.S. publicly traded company, interacting with U.S. public company investors, and complying with the increasingly complex laws pertaining to U.S. public companies. As a U.S. public company, the Company is subject to significant regulatory oversight and reporting obligations under the U.S. federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from its senior management and could divert their attention away from the day-to-day management of its business. The Company may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of U.S. public companies. The development and implementation of the standards and controls necessary for the Company to achieve the level of accounting standards required of a public company may require costs greater than expected. To support its operations as a U.S. public company, the Company may recruit additional qualified employees or external consultants with relevant experience, which will increase its operating costs in future periods.

Our ability to successfully operate the business depends largely upon the efforts of certain key personnel, including the key personnel of the Company and its subsidiaries. The loss of such key personnel could adversely affect the operations and profitability of the Company’s business.

Our ability to recognize certain benefits of the Business Combination and successfully operate the Company’s business following the Business Combination depends upon the efforts of its key personnel. Although many of such key personnel have continued with the Company following the Business Combination, the unexpected loss of key personnel may adversely affect its operations and profitability. In addition, the Company’s future success depends in part on its ability to identify and retain key personnel to succeed senior management. Furthermore, while we have closely scrutinized the skills, abilities and qualifications of the key Company or its subsidiaries’ personnel employed by the Company, our assessment may not prove to be correct. If such personnel do not possess the skills, qualifications or abilities expected or those necessary to manage a public company, the operations and profitability of the Company’s business may be negatively impacted.

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

Since securities class action litigation and/or stockholder derivative litigation and inquiries or investigations by regulatory authorities often follow significant business transactions, such as the sale of a company or announcement of any other strategic transaction, we may become subject to those types of lawsuits or investigations. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Any stockholder litigation, stockholder activism, including potential proxy contests, and/or regulatory investigations against the Company, whether or not resolved in the Company’s favor, could result in substantial costs and divert the Company’s management’s attention from other business concerns, which could adversely affect the Company’s business and cash resources and the ultimate value the Company’s shareholders receive from their investment in the Company.

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

We may, from time to time, be subject to claims and may become party to litigation in the normal course of business, including class action lawsuits. Such claims and litigation proceedings may be brought by third parties, including our customers, competitors, advisors, service providers, partners or collaborators, employees, and governmental or regulatory bodies. The final outcome of these claims and litigation, including any settlements, may be significant and may differ substantially from our expectations. We may not be able to determine the amount of any potential losses and other costs we may incur due to the inherent uncertainties of litigation and settlement negotiations. In the event we are required or decide to pay amounts in connection with any claims or lawsuits, such amounts could be significant and could have a material adverse impact on our liquidity, business, financial condition and results of operations. In March and May of 2025, Company Management became aware of a civil action filed against the Company by Benjamin Securities, Inc. in Supreme Court, New York County, seeking $500,000.00 in brokerage fees and costs the plaintiff alleges are due and owing. On September 2, 2025, Chardan Capital Markets, LLC commenced an action in federal court in the United States District Court for the Southern District of New York seeking $2,070,000 in damages.

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

Certain of our directors or officers, including Mr. Hwang, are also directors and/or officers of one or more of our subsidiaries and, if those subsidiaries become majority-owned subsidiaries (as a result of third-party financing or investments), our officers would have fiduciary or other duties both to us and any majority-owned subsidiaries (including future subsidiaries). The conflicts of interest that arise from such duties could interfere with the management of those subsidiaries and their programs and product candidates, or result in disagreements with our majority-owned subsidiaries’ other stockholders. For example, an individual who is both our director and a director of one of our subsidiaries, owes fiduciary duties to the subsidiary and to us, and such individual may encounter circumstances in which his or her decision or action may benefit the subsidiary while having a detrimental impact on us, or vice versa, or on another subsidiary. Further, our officers and directors who are also officers and directors of any majority-owned subsidiaries will need to allocate his or her time to responsibilities owed to us and each of the subsidiaries for which he or she serves as an officer or director, and will make decisions on behalf of one entity that may negatively impact others. In addition, disputes could arise between us and our subsidiaries’ other directors, officers and stockholders regarding a conflict of interest. Those stockholders also may disagree with the amount and quality of resources that we devote to the subsidiary in which they are invested. Any such disputes or disagreements could lead to claims, and potential damages, of breach of fiduciary duties, and distract our management, interfere with our relations with those stockholders, and take significant time to resolve. Those issues could disrupt the development of our product candidates, delay our potential commercialization efforts, result in increased costs or make it less likely that other third parties will choose to partner with us in the future.

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

Risks Related to International Operations of the Company’s Business

The following risk factors reference the risks and uncertainties relating to the international operations of the Company. References in this section to “we,” “us,” and “our” refer to OSR Holdings, Inc.

If political and economic conditions in South Korea deteriorate, our current business and future growth could be materially and adversely affected.

The Company’s significant operations and assets are located in Korea. There is currently a high level of political unrest occurring in Korea. As a result, we are subject to political, economic, legal and regulatory risks specific to Korea, and our performance and successful fulfilment of our operational strategies are dependent in part on the overall Korean economy. The economic indicators in Korea in recent years have shown mixed signs of growth and uncertainty, and the current political environment in Korea is expected to continue to result in an erosion of the currency exchange rate between the Korean Won and the U.S. dollar. As a result, future growth of the Korean economy is subject to many factors beyond our control, including developments in the global economy.

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

As a result of these current and changing risks, OSR’s executive officers may be named in the future in criminal investigations or proceedings stemming from its operations. In Korea, company executive officers being named in such investigations or proceedings are a common occurrence, even though in practice many such cases result in no liability to the individual. If OSR’s executive officers were to be named in such criminal proceedings or held either directly or vicariously criminally liable for the actions of OSR and its executives and employees, the Company’s business, financial condition, and results of operations may be harmed.

OSR is subject to certain requirements and restrictions under Korean law that may, in certain circumstances, require it to act in a manner that may not be in the Company’s or its stockholders’ best interest.

Under applicable Korean law, directors of a Korean company, such as OSR, owe a fiduciary duty to the company itself rather than to its stockholders. This fiduciary duty obligates directors of a Korean company to perform their duties faithfully for the good of the company as a whole. In addition, while the facts and circumstances of each case will differ, the duty of care required of a director under Korean law may not be the same as the fiduciary duty of a director of a U.S. corporation. Although the “business judgment rule” concept exists in Korea, there is insufficient case law or precedent to provide guidance to the management and stockholders as to how it should be applied or interpreted. As a result, if circumstances arise in which the best interests of OSR conflict with the best interests of the Company or its stockholders, OSR may not be permitted under applicable Korean law to act in a manner that is in the best interest of the Company or its stockholders.

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

OSR’s transactions with related parties are subject to close scrutiny by the Korean tax authorities, which may result in adverse tax consequences.

Under Korean tax law, there is an inherent risk that OSR’s transactions with its subsidiaries, affiliates or any other person or company that is related to us may be challenged by the Korean tax authorities if such transactions are viewed as having been made on terms that were not on an arm’s-length basis. If the Korean tax authorities determine that any of its transactions with related parties were on other than arm’s-length terms, it may not be permitted to deduct as expenses, or may be required to include as taxable income, any amount which is found to be undue financial support between related parties in such transaction, which may have adverse tax consequences for us and, in turn, may adversely affect our business, financial condition, and results of operations.

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

Additional reasons the Korean tax authorities may conclude that we have a “place of effective management” in Korea include that (i) Mr. Kuk Hyoun Hwang, OSR’s Chairman of the Board of Directors, is a Korean national, and Mr. Hwang spends most of the year working in Korea and will continue to do so after the Closing; (ii) most of the members of the board of directors of our largest subsidiary, OSR, are Korean; and (iii) important documents, including the accounting documents of our domestic business, may be maintained and controlled in Korea. If we are deemed to have a “place of effective management” in Korea, we will be required to file annual corporate income tax returns with the Korean tax authorities and be subject to Korean corporate income tax. Currently, the applicable rates are 11% (inclusive of local corporate taxes) for taxable income up to 200 million Korean Won, 22% (inclusive of local corporate taxes) for taxable income exceeding 200 million Korean Won and less than 20 billion Korean Won, 24.2% (inclusive of local corporate taxes) for taxable income greater than 20 billion won and less than 300 billion Korean Won, and 27.5% (inclusive of local corporate tax) for taxable income greater than 300 billion Korean Won. Taxable income would include any worldwide income, such as dividends we receive from our Korean operating company and any interest income earned outside of Korea. If we are required to pay Korean corporate income tax, it may reduce our cash flow and negatively impact the returns to investors.

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

Risks Related to the Development of the Company’s Product Candidates

The following risk factors reference the risks and uncertainties relating to the development of product candidates by the Company. References in this section to “we,” “us,” and “our” refer to OSR Holdings, Inc.

Our business includes subsidiaries that are developing oral immunotherapies for the treatment of cancer and design-augmented biologics. These companies have a limited operating history, and their programs are in early stages of development. This may make it difficult to evaluate our prospects and likelihood of success.

Our business includes subsidiaries that are developing oral immunotherapies for the treatment of cancer, design-augmented biologics for age-related and other degenerative diseases, and, following the recent acquisition of Woori IO Co., Ltd., non-invasive biosensing technologies for glucose monitoring and related health parameters. Each of these subsidiaries is an early-stage company with a limited operating history, has no pharmaceutical products approved for commercial sale and has not generated any revenue from sales of its products. Our approach to the discovery and development of any therapeutic product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. These product candidates will require substantial additional development and clinical research time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We do not yet have substantial experience progressing therapeutic product candidates through clinical trials. We may be unable to demonstrate safety and efficacy in clinical trials, obtain regulatory approval, manufacture at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization of any of our product candidates.

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

Risks Related to the Company’s Reliance on Third Parties

The following risk factors reference the risks and uncertainties relating to the reliance on third parties by the Company. References in this section to “we,” “us,” and “our” refer to OSR Holdings, Inc.

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

Risks Related to the Company’s Intellectual Property

The following risk factors reference the risks and uncertainties relating to the intellectual property of the Company. References in this section to “we,” “us,” and “our” refer to OSR Holdings, Inc.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As an early stage developing company, we depend on the digital technologies of third parties. Accordingly, the Company and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. The Audit Committee of the Company Board, on the Board’s behalf, will periodically review all enterprise risk management issues, including cyber risk. In the event of a cybersecurity incident impacting us, the management team will report to the Board and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident.

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

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operations. Our executive offices are located at 10900 NE 4th Street, Suite 2300, Bellevue, WA 98004 and Hoedong-gil, 37-36, 3F, Paju, Gyeonggi-do, 10881 Korea, and our telephone numbers are (425) 635-7700 and +82 31 948 9419, respectively. Under an administrative services agreement we entered into with BCM effective on February 9, 2023, we have agreed to pay BCM, an affiliate of our Sponsor, a total of $7,500 per month for office space, utilities and secretarial and administrative support through and after our initial business combination to the extent that our corporate administrative needs are served through the facilities and assets of our Sponsor. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

Service of process was waived on September 5, 2025, and an answer to the Complaint was filed on November 4, 2025. On October 6, 2025, the Court entered a Civil Case Management Plan and Scheduling Order setting discovery deadlines. The parties are currently engaged in settlement discussions while discovery proceeds.

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

Post closing of the consummation of the Business Combination, the common stock and warrants of Company were listed on Nasdaq under the symbols “OSRH” and “OSRHW” respectively. The closing prices of OSRH’s securities on December 31, 2025, the last trading day during the fiscal year covered by this Form 10-K were $0.56. for OSRH common stock, $0.05 for OSRH warrants.

Holders

As of December 31, 2025, the Company had 26,597,769 shares of Common Stock issued and outstanding held of record by 75 holders, no shares of preferred stock outstanding and 7,330,000 warrants outstanding held of record by 8 holders. Such amounts do not include DTC participants or beneficial owners holding shares through nominee names.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As previously reported by the Company’s Current Report on Form 8-K dated February 14, 2025, the Company held a special meeting of its stockholders on February 13, 2025 (the “February 13, 2025 Special Meeting”). At the February 13, 2025, Special Meeting, the Company’s stockholders approved the Company’s 2025 Omnibus Incentive Plan (“Omnibus Plan”). A description of the material terms of the Omnibus Plan is set forth below. This summary is qualified in its entirety by reference to the complete text of the Omnibus Plan, a copy of which is attached as Exhibit 10.22 to this Annual Report on Form 10-K.

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

Equity awards may be granted under the Omnibus Plan to officers, directors, including non-employee directors, other employees, advisors, consultants or other service providers of the Company or the Company’s subsidiaries or other affiliates, and to any other individuals who are approved by the Committee (as defined below) as eligible to participate in the Omnibus Plan. As of December 31, 2025, approximately 30 individuals, including employees, directors and certain service providers are eligible to participate in the Omnibus Plan. Only the Company’s employees or employees of the Company’s corporate subsidiaries are eligible to receive incentive stock options.

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

On October 16, 2024, the Company issued an unsecured promissory note to Duksung Co., LTD. (“Duksung”) in the principal amount of $800,000 (the “Duksung Promissory Note”). In the event of, and simultaneously with the closing of a Qualified PIPE Financing (as defined in the Duksung Promissory Note), the Duksung Promissory Note automatically converts into Company common stock. Subsequently, on October 16, 2025, the Company entered into an amendment to the Duksung Promissory Note pursuant to which the maturity date was extended to October 16, 2026 and the conversion feature was modified to permit conversion at any time at a fixed conversion price of $8.10 per share. The outstanding balance of the Duksung Promissory Note as of December 31, 2025 is $650,000, which is convertible to 80,246 shares of the Company’s Common Stock.

As previously disclosed on the Company’s Current Report on Form 8-K filed on February 28, 2025, on February 25, 2025 the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion GBM Innovation Fund (“White Lion”), which agreements were subsequently amended, as disclosed in the Company’s Current Report on Form 8-K filed on May 12, 2025. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Common Stock Purchase Agreement, as amended.

Pursuant to the Common Stock Purchase Agreement, as amended, Company has the right, but not the obligation, to require White Lion to purchase, from time to time, up to the lesser of (i) $80,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), and (ii) the Exchange Cap, in each case, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. The Company intends to use the net proceeds from any such sales for general corporate purposes, including working capital, research and development, and other operating expenses.

In connection with the foregoing, the Company issued a warrant to White Lion to purchase shares of its common stock with an aggregate value of up to approximately $4.0 million and convertible promissory notes with an aggregate funding amount of approximately $1.0 million. Shares of the Company’s common stock issuable under the Common Stock Purchase Agreement, upon exercise of the warrant, and upon conversion of the convertible promissory notes have been registered for resale pursuant to the Company’s registration statement on Form S-1, initially filed on May 28, 2025 and subsequently amended by Form S-1/A filed on June 10, 2025. .

To the extent the warrant is exercised for cash, the Company expects to receive additional proceeds for general corporate purposes. A portion of the convertible promissory notes has been converted into shares of the Company’s common stock, and the Company received cash proceeds from such conversions.

A more detailed discussion of this agreement is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Use of Proceeds from Registered Offerings

In connection with the closing of the Company’s business combination in February 2025, approximately $1.2 million remained in the trust account following shareholder redemptions. As of the date of this report, such funds have not yet been released and therefore have not been available for use by the Company. See “Item 3. Legal Proceedings” for additional information regarding certain ongoing matters involving the Company.

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

Overview

OSR Holdings, Inc. (the “Company”) is a holding company focused on the development of innovative therapeutic and medical technologies through its subsidiaries, including businesses developing oral immunotherapies for cancer, design-augmented biologics for age-related and other degenerative diseases, and, following the acquisition of Woori IO Co., Ltd. in January 2026, non-invasive biosensing technologies for glucose monitoring and related health parameters. On February 14, 2025, the Company completed its initial business combination, transitioning from a blank check company to an operating company. Since then, the Company has focused on advancing its subsidiaries’ product candidates and expanding its portfolio through strategic transactions. The Company has not generated revenue from product sales and continues to incur significant research and development and operating expenses. Its future performance will depend on the successful development and commercialization of its product candidates, the ability to obtain regulatory approvals, access to additional financing, and the effective management and integration of its subsidiaries.

Recent Developments

Amended and Restated Certificate of Incorporation

As previously reported by the Company on Form 8-K dated February 13, 2025, on that date the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of the State of Delaware. The terms of the Amended and Restated Certificate of Incorporation are described in the proxy statement (the “Proxy Statement”) for the special meeting of stockholders held by the Company on February 13, 2025 (the “Special Meeting”). A copy of the Company’s Amended and Restated Certificate of Incorporation is attached to the Company’s Form 8-K dated February 13, 2025, as Exhibit 3.1 and is incorporated herein by reference.

Special Meeting of Stockholders

On February 13, 2025, the Company held the Special Meeting of stockholders. There were 2,319,752 shares of Company common stock, par value $0.0001 per share (“Company Common Stock”), outstanding as of the January 27, 2025, record date for the Special Meeting, and a quorum was present.

At the Special Meeting, stockholders approved, among other matters, the Business Combination, the Amended and Restated Certificate of Incorporation, certain governance proposals, the adoption of an incentive plan, the election of directors, and the issuance of shares in connection with the Business Combination. A description of the proposals considered at the Special Meeting is set forth in the Company’s Proxy Statement for the Special Meeting, filed with the Securities and Exchange Commission on January 31, 2025, which is incorporated herein by reference.

The final voting results for the proposals considered at the Special Meeting are set forth in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2025, which is incorporated herein by reference.

Joinder Agreement for Share Exchange with Non-Participating Shareholders

Pursuant to the Business Combination Agreement, the Company entered into a Joinder Agreement with Non-Participating Shareholders, first executed on February 10, 2025. The Joinder contemplates the transfer to OSRH, on or after January 1, 2026 (the “Trigger Date”), of up to 411,857 shares of common stock of OSR Holdings Co., Ltd., a corporation organized under the laws of the Republic of Korea (“OSRK,” and such shares, the “OSRK Shares”) held by the Joined Parties in exchange for up to 5,338,712 shares of the common stock of OSRH (the “OSRH Shares”).

As a subsequent event following the end of the period covered by this Form 10-K, certain Non-Participating Shareholders exercised their put options, and an aggregate of 410,721 OSRK Shares were transferred in exchange for 5,323,986 OSRH Shares. The effective date of such exchange was January 30, 2026.

Global License Agreement for VXM01

On November 21, 2025, Vaximm AG (“Vaximm”), a wholly owned subsidiary of the Company, entered into a global license agreement term sheet (the “License Agreement”) with BCM Europe AG (“BCME”), the Company’s largest shareholder.

Pursuant to the License Agreement, Vaximm granted BCME an exclusive, worldwide, sublicensable license to develop, manufacture, and commercialize the VXM01 oral cancer immunotherapy platform for all indications. BCME is responsible for advancing development and pursuing a potential out-license of VXM01 to a global pharmaceutical partner.

In consideration for the license, BCME agreed to pay Vaximm an upfront payment of $20.0 million and up to an additional $815.0 million in clinical, regulatory, and commercial milestone payments. In addition, BCME will pass through to Vaximm any downstream royalties received from an ultimate licensee, subject to a recovery mechanism pursuant to which BCME is entitled to recover certain development and milestone costs prior to such pass-through.

As a subsequent event following the end of the period covered by this Form 10-K, on January 13, 2026, Vaximm and BCME entered into a binding term sheet (the “Binding Term Sheet”), which supersedes and replaces the previously executed non-binding term sheet in its entirety. Under the Binding Term Sheet, the upfront payment was increased to $30.0 million, consisting of $15.0 million in cash and $15.0 million in digital assets, while the aggregate milestone payments of up to $815.0 million remain unchanged. The Binding Term Sheet also maintains the royalty pass-through structure, subject to a recovery mechanism whereby BCME is entitled to recover certain development costs and a preferred return prior to such pass-through.

The foregoing descriptions are summaries and are qualified in their entirety by reference to (i) the License Agreement, which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2025, and (ii) the Binding Term Sheet, which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2026, each of which is incorporated herein by reference.

Acquisition of Woori IO Co., Ltd.

On January 26, 2026, OSR Holdings Co., Ltd. (“OSRK”), a subsidiary of the Company, completed the acquisition of Woori IO Co., Ltd. (“WORIO”), a South Korea-based medical device company developing non-invasive biosensing technology for glucose monitoring and related health parameters.

The acquisition was effected pursuant to a Share Exchange Agreement, dated October 13, 2025, under which OSRK acquired all of the issued and outstanding shares of WORIO through a comprehensive share exchange, and WORIO became a wholly owned subsidiary of OSRK and an indirect subsidiary of the Company. In connection with the transaction, OSRK issued an aggregate of 84,338 shares to the former shareholders of WORIO in exchange for all outstanding shares of WORIO. No shares of the Company’s common stock were issued in connection with the transaction.

The foregoing description is a summary and is qualified in its entirety by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2026, which is incorporated herein by reference.

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

On September 5, 2025, the Company received a notification from The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) after the closing bid price fell below USD 1.00 per share for 30 consecutive business days. The Company has been provided a grace period until March 4, 2026, to regain compliance by maintaining a closing bid price of at least USD 1.00 for ten consecutive business days.

The Company did not regain compliance within that period and Nasdaq subsequently granted the Company an additional 180-day compliance period, extending the deadline to August 31, 2026, to regain compliance. If the Company does not regain compliance by that date, the Company’s securities may become subject to delisting from Nasdaq. The Company intends to monitor the closing bid price of its common stock and may pursue available options to regain compliance, including a reverse stock split, although there can be no assurance that such actions would be successful or that the Company will be able to maintain compliance with Nasdaq’s continued listing standards in the future.

Status of ELOC Agreement

The ELOC Agreement, inclusive of its associated Warrants and Convertible Note, remains in place under the terms referenced in the Company’s Current Report on Form 8-K filed on February 28, 2025, as amended by the amendment to the ELOC Agreement reported on Form 8-K filed on May 12, 2025. From January 1, 2026 to March 20, 2026, the Company has drawn under the ELOC facility to sell an aggregate of 1,373,000 shares of the Company’s common stock to White Lion, and White Lion did not exercise any warrants to purchase shares of the Company’s common stock during the same period.

Results of Operations

Comparison of the Year Ended December 31, 2024 and 2025

The following tables present OSR Holdings’ statements of operations for the year ended December 31, 2024 and 2025, and percentage change between the two periods:

	Year Ended December 31,
	2024	2025	Change $	Change %
Net Sales:	3,530,303	2,905,805	-626,498	-18%
Cost of Sales	2,719,067	2,312,900	-406,167	-15%
Gross Profit	811,236	592,905	-218,331	-27%
Expenses:
Selling, general and administrative expenses	12,503,433	18,928,908	6,425,475	51%
Operating income (loss)	(11,692,197)	(18,336,004)	-6,643,807	57%
Other income (expense)	(200,481)	(10,552,358)	-10,351,877	5,164%
Profit (loss) before income taxes	(11,892,678)	(28,888,361)	-16,995,683	143%

Net Sales, Cost of Sales, Gross Profit

OSR Holdings’ net sales, cost of sales, and gross profit are primarily derived from RMC, its subsidiary engaged in the distribution of medical devices.

RMC’s net sales for the year ended December 31, 2025 decreased by $626,498, or 18%, compared to the prior year. Cost of sales also decreased by $406,167, or 15%, resulting in a decline in gross profit of $218,331, or 27%.

The primary driver of these changes was a modification in contractual arrangements with two of RMC’s suppliers.

With one supplier, RMC transitioned from a traditional purchase-and-resale model to a consignment-based arrangement under which only commission revenue is recognized. As a result, reported net sales decreased accordingly.

With another supplier, the supplier elected to internalize distribution activities in Korea. In connection with this transition, RMC sold its previously held inventory back to the supplier at cost, which materially impacted the gross margin for the period.

In addition, the cost of products purchased from certain key customers increased by approximately 5%, which also negatively affected the gross profit margin.

Selling, General and Administrative Expenses

For the year ended December 31, 2025, OSR Holdings’ selling, general and administrative (SG&A) expenses increased by $6,425,475, or 51%, compared to the prior year.

This increase was primarily attributable to a significant rise in professional service fees, including legal, accounting, and disclosure-related expenses incurred in connection with the business combination completed on February 14, 2025. In addition, costs increased as the Company incurred expenses necessary to fulfill its obligations as a public company.

The increase was also driven by higher personnel-related expenses, including salaries, severance payments, employee benefits, bonuses, and travel costs.

Additional SG&A expenses included amortization of intangible assets, research and development expenses, non-income taxes, insurance premiums, and employee recruiting and training expenses.

Research and Development (R&D) Expenses

OSR Holdings’ research and development (R&D) expenses consist primarily of development costs associated with product candidates in pre-clinical and clinical trials, as well as related salaries and contractor costs.

R&D costs are expensed as incurred.

For the year ended December 31, 2025, OSR Holdings incurred $318,446 in R&D expenses, representing an increase of $157,290, or 98%, compared to $161,155 in the prior year. These expenses were primarily related to maintenance of the cGMP facility of Darnatein, one of the Company’s subsidiaries.

Beginning in the second half of 2026, OSR Holdings expects to incur and report R&D-related expenses primarily through its subsidiaries actively engaged in research and development at an estimated $2.5 million to $3.0 million per quarter, which could potentially increase to $5.0 million to $6.0 million per quarter.

Operating Loss

For the year ended December 31, 2025, OSR Holdings’ operating loss increased by $6,643,807, or 57%, compared to the prior year.

As discussed in the section titled “Selling, General and Administrative Expenses,” this increase was primarily attributable to higher professional service fees and personnel-related expenses incurred in connection with the Business Combination completed on February 14, 2025.

Other Income (Expense)

OSR Holdings’ other income (expense) consists of interest income, interest expense, foreign exchange-related gains and losses, and other non-operating items.

For the year ended December 31, 2025, net other expenses increased by $10,351,877, from $200,481 in the prior year to $10,552,358. This substantial increase was primarily attributable to approximately $8.5 million of merger-related expenses incurred in connection with the business combination completed on February 14, 2025. These merger-related expenses were one-time in nature and did not involve cash outflows.

Loss Before Income Taxes

For the year ended December 31, 2025, OSR Holdings’ loss before income taxes increased by $16,995,683, or 143%, compared to the prior year.

As discussed in the section on Selling, General and Administrative Expenses, this increase was primarily attributable to higher SG&A expenses incurred in connection with the business combination completed on February 14, 2025, as well as the recognition of approximately $8.5 million in one-time, non-cash merger-related expenses.

In addition, the increase in loss before income taxes was further impacted by expenses of approximately $4.8 million related to the warrants and convertible notes issued in connection with the Company’s agreement with White Lion Capital, LLC on May 6, 2025. These expenses primarily consisted of 1) non-cash losses from net changes in the fair value of derivative liabilities, 2) interest expense related to the convertible notes and 3) issuance costs, including commission fees.

The warrants and convertible notes were accounted for as a single financial transaction, and the proceeds were allocated between the instruments based on their relative fair values. As of December 31, 2025, the convertible notes had an outstanding principal balance of $265,000; however, such convertible notes were fully repaid on January 12, 2026, and no balance remains as of the date of this report. In addition, the loss recognized from the remeasurement of warrant liabilities may reverse in future periods upon settlement, expiration, or other extinguishment of the warrants, at which point the related liability would be derecognized, and upon exercise, reclassified to equity.

For additional information regarding the terms of the warrants and convertible notes, see “Liquidity and Capital Resources.”

Liquidity and Capital Resources

Since its inception through December 31, 2025, OSR Holdings has incurred significant operating losses and negative cash flows from operating activities. The Company recorded an operating loss of approximately $18.34 million for the year ended December 31, 2025, compared to an operating loss of approximately $11.69 million for the same period in 2024. As of December 31, 2025, OSR Holdings had an accumulated deficit of approximately $37.17 million.

To date, OSR Holdings has funded its operations primarily through the issuance of common stock and convertible bonds, bank borrowings, loans from affiliates, and, to a lesser extent, product revenue generated by its subsidiary, RMC. As of December 31, 2025, the Company had cash and cash equivalents of approximately $1.7 million, consisting primarily of bank deposits.

The Company incurred significant expenses in connection with the business combination and the filing of its Form S-4 registration statement, which, together with other general operating expenses, reduced the funds available for operations and created an urgent need for additional capital. In response, in February 2025, OSR Holdings entered into an equity line of credit (“ELOC”) agreement with an investor, providing for up to $80 million in potential capital. As of December 31, 2025, the Company had issued a total of 1,692,500 shares under the ELOC, raising gross proceeds of $1,259,753. In addition, the Company has executed or is exploring various financing initiatives through the issuance of warrants and notes.

OSR Holdings expects to continue utilizing the ELOC until the end of the Commitment Period (December 31, 2026) as set forth by the ELOC Agreement with White Lion, however we intend to exercise a higher level of prudence and control in the execution of ELOC in order to minimize the dilution and price impact it might have on our equity’s market. Also, we plan to institute new equity facilities which are generally considered as less dilutive and more controllable than ELOC, such as At-the-Market (ATM) offering following our submission of this Form 10-K.

Duksung Promissory Note

As previously reported by the Company on Form 8-K dated October 22, 2024, on October 16, 2024, the Company issued an unsecured promissory note to Duksung Co., LTD. (“Duksung”) in the principal amount of $800,000 (the “Duksung Promissory Note”). The Duksung Promissory Note originally bore interest at a simple rate of 5% per annum and, unless earlier converted or prepaid, was scheduled to mature on October 15, 2025. Under the original terms, in the event of a Qualified PIPE Financing (as defined in the Duksung Promissory Note), the note would automatically convert into shares of the Company’s common stock at a conversion price of $8.10 per share. As of the Business Combination on February 14, 2025, a Qualified PIPE Financing had not occurred.

On October 16, 2025, the Company and Duksung entered into an addendum to the Duksung Promissory Note pursuant to which (i) the outstanding principal amount was reduced to $650,000 reflecting a partial repayment of $150,000, (ii) the maturity date was extended to October 15, 2026, (iii) the interest rate was set at 7% per annum for the remaining term, and (iv) certain terms of the note were amended, including the removal of conditions previously required for conversion, such that the note is convertible in accordance with its amended terms. The outstanding principal balance of $650,000 is convertible into 80,246 shares of the Company’s common stock.

The foregoing description of the Duksung Promissory Note is qualified in its entirety by reference to the full text of the Promissory Note, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2024 and incorporated herein by reference. The foregoing description of the addendum to the Duksung Promissory Note is qualified in its entirety by reference to the full text of such addendum, a copy of which is filed as Exhibit 10.39 to this Annual Report on Form 10-K and incorporated herein by reference.

ELOC Agreement

As previously disclosed on the Company’s Current Report on Form 8-K filed on February 28, 2025, on February 25, 2025 the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and a related registration rights agreement with White Lion GBM Innovation Fund (“White Lion”), which agreements were subsequently amended, as disclosed in the Company’s Current Report on Form 8-K filed on May 12, 2025. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Common Stock Purchase Agreement, as amended.

Pursuant to the Common Stock Purchase Agreement, as amended, the Company has the right, but not the obligation, to require White Lion to purchase, from time to time, shares of its common stock for aggregate gross proceeds of up to approximately $80,000,000, subject to certain limitations and conditions set forth therein.

In connection with the foregoing, the Company agreed to issue commitment shares and a warrant to White Lion as part of the commitment fee, including a warrant to purchase up to approximately $4,000,000 of shares of the Company’s common stock. The amendment also updated the Company’s registration obligations to require the filing of a resale registration statement covering all shares issuable under the arrangement, including shares issued pursuant to purchase notices, commitment shares, and shares issuable upon exercise of the warrant.

The foregoing description of the Common Stock Purchase Agreement, as amended, is qualified in its entirety by reference to the full text of such agreement and the related amendment, copies of which are filed as exhibits to the Company’s Current Reports on Form 8-K filed on February 28, 2025 and May 12, 2025, respectively, and are incorporated herein by reference.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $7,500, for office space, utilities and secretarial and administrative support. We began incurring these fees on March 1, 2023 and will continue to incur these fees monthly through and after our initial business combination to the extent that our corporate administrative needs are served through the facilities and assets of our Sponsor.

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

Recent Accounting Standards

Accounting Pronouncements Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides an exception to fair value measurement for contract assets and contract liabilities related to revenue contracts acquired in a business combination. The ASU requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU is effective for the Company for annual and interim periods in fiscal years beginning after December 15, 2023. The ASU is applied to business combinations occurring on or after the effective date. The Company adopted this ASU as of January 1, 2024 and there is no impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosure of significant segment expenses on an annual and interim basis. This ASU will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU as of January 1, 2025 and there is not impact on the Company’s consolidated financial statements.

Accounting Pronouncements Issued but Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU modifies the disclosure or presentation requirements of a variety of Topics in the Codification to align with the SEC’s regulations. The ASU also makes those requirements applicable to entities that were not previously subject to the SEC’s requirements. The ASU is effective for the Company two years after the effective date to remove the related disclosure from Regulation S-X or S-K. As of the date these financial statements have been made available for issuance, the SEC has not yet removed any related disclosure. The Company does not expect the adoption of ASU 2023-06 to have a material effect on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU will be effective for the annual periods beginning the year ended December 31, 2026. Early adoption is permitted. Upon adoption, this ASU can be applied prospectively or retrospectively. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025.

Management previously concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024 due to the identification of material weaknesses in internal control over financial reporting.

During 2025, management implemented remediation measures designed to address these previously identified material weaknesses. In the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, management concluded that the previously identified material weaknesses had been remediated.

However, during the Company’s year-end evaluation of internal control over financial reporting as of December 31, 2025, management identified additional deficiencies in internal control over financial reporting, including deficiencies relating to the completeness and accuracy of liabilities and the sufficiency of personnel within the accounting and financial reporting function. As a result of these deficiencies, management concluded that material weaknesses in internal control over financial reporting existed as of December 31, 2025.

Accordingly, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025.

However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system will be met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management previously identified material weaknesses in internal control over financial reporting as of December 31, 2024, including:

1.	In November 2023, the Company withdrew $561,957 of interest income earned in the Trust Account for payment of the Company’s franchise tax and income tax liabilities as permitted by the terms of the Trust Agreement governing the Trust Account. The Company deposited the funds in the Company’s unrestricted general account and they were used for the payment of general operating expenses. On April 16, 2024, the Company paid $461,957 in income taxes. On April 17, 2024, the Company withdraw of $100,000 of interest income earned in the Trust Account for payment of the Company’s state franchise tax and income tax liabilities as permitted by the terms of the Trust Agreement governing the Trust Account. On May 20, 2024, the Company paid $193,183 in franchise taxes. On May 23, 2024, the Company withdrew $218,857 of interest income earned in the Trust Account for payment of the Company’s franchise tax and income tax liabilities as permitted by the terms of the Trust Agreement governing the Trust Account. The Company deposited the funds in the Company’s unrestricted general account and they were used for payment of general operating expenses. On October 29, 2024, the Company paid $127,200 in franchise taxes. On November 25, 2024, the Company withdrew $136,805 of interest income earned in the Trust Account for payment of the Company’s franchise tax and income tax liabilities as permitted by the terms of the Trust Agreement governing the Trust Account. As of December 31, 2024, the Company withdrew $1,017,619 of interest income earned in the Trust Account for payment of the Company’s franchise tax and income tax liabilities as permitted by the terms of the Trust Agreement governing the Trust Account and paid $798,589 in franchise and incomes taxes resulting in $219,030 having been withdrawn from the Trust Account and not used to pay franchise and income taxes. As of December 31, 2024, the Company’s obligations for franchise taxes has been paid in full. As of December 31, 2024, the Company has outstanding income tax obligations of $358,333 and has recorded prepaid franchise taxes of $78,383 related to future periods.

2.	The Company failed to maintain effective internal control over the timely recognition and payment of excise tax obligations, which resulted in the incurrence of penalties and interest totaling $121,186. As of December 31, 2024, the Company had recorded total excise tax payable of $843,464.

3.	The Company did not maintain effective internal control over the completeness and accuracy of its liabilities.

4.	The Company did not have sufficient personnel in its accounting and financial reporting group which could result in errors in reporting in the future.

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

During 2025, management implemented remediation measures designed to address these material weaknesses. In the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, management concluded that the previously identified material weaknesses had been remediated.

However, as part of management’s year-end evaluation of internal control over financial reporting as of December 31, 2025, management identified additional deficiencies in internal control over financial reporting, including deficiencies relating to the completeness and accuracy of liabilities and the sufficiency of personnel within the accounting and financial reporting function.

As a result, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025.

Management is continuing to implement measures intended to remediate these material weaknesses, including strengthening internal review procedures, enhancing processes relating to the identification and recording of liabilities, and evaluating additional resources within the accounting and financial reporting function.

Remediation Process

Management is committed to maintaining a strong internal control environment and has initiated measures designed to remediate the material weaknesses identified in internal control over financial reporting.

During 2025, the Company began taking steps intended to strengthen its internal control environment, including enhancing internal review procedures and evaluating processes related to the identification and recording of liabilities. The Company also assessed the adequacy of its accounting and financial reporting resources.

However, as of December 31, 2025, these remediation efforts had not yet been fully implemented or operated for a sufficient period of time for management to conclude that the material weaknesses had been fully remediated.

Management continues to develop and implement additional remediation measures, including:

●	enhancing internal review and approval procedures over financial reporting processes;

●	strengthening processes related to the identification, recording and review of liabilities;

●	improving documentation and review controls over significant accounting estimates and financial statement preparation; and

●	evaluating additional accounting and financial reporting resources to support the Company’s financial reporting requirements.

The Company will continue to monitor the effectiveness of these remediation efforts and will not be able to conclude that the material weaknesses have been fully remediated until the redesigned controls have been implemented and have operated effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this report, our current directors and executive officers are as follows:

Name	Age	Position
Kuk Hyoun Hwang	50	Chief Executive Officer and Director
Jun Chul Whang	61	Chief Legal Officer and Director
Constance Höfer	57	Chief Scientific Officer
Gihyoun Bang	49	Chief Financial Officer
Seng Chin Mah	66	Independent Director
Hyuk Joo Jee	59	Independent Director
Joong Myung Cho	77	Independent Director
Alcide Barberis	68	Independent Director
Reto Fierz	57	Independent Director

Kuk Hyoun Hwang has been the Chief Executive Officer and a director of OSR since March 2020. Mr. Hwang is also the President and Chief Executive Officer of the Company as of the Closing of the Business Combination. Mr. Hwang is the Managing Partner of BCM, which he founded in August 2012. Since then, he has led BCM’s and its subsidiaries’ growth and expansion as a cross-border healthcare investment group in three countries: the U.S., South Korea and Switzerland. He is also the Chief Executive Officer of BCME, a position he has held since March 2020, and the Chairman of the Board of Vaximm AG since November 2022. Since July 2019 until April 2021 and December 2022 to August 2024, Mr. Hwang has also served as Chief Executive Officer of OSR, a global drug development company and a subsidiary of BCM, where he has also served as chairman since July 2019. Prior to founding BCM in 2012, Mr. Hwang served with financial services firms in Korea and the U.S., including North Head Capital Partners LLC from 2011-2012, Kim Eng Research Korea and Kim Eng Securities USA from 2006-2008, and Shinhan Investment Corp from 2002-2004 and 2006. Mr. Hwang received a BA in sociology from Korea University in 1998. Mr. Hwang is well qualified as Chief Executive Officer and director of the Company because of his significant investment and capital markets expertise within the healthcare industry.

Jun Chul Whang is Chief Legal Officer and director of the Company as of February 14, 2025. Mr. Whang has been a director of the Company since August 2020. Mr. Whang has been an advisor to BCM since January 2015, and starting in June 2018, has served as General Counsel and consultant to BCM. In August 2020, he became a member of BCM. As a member, Mr. Whang provides legal and strategic advice to BCM on cross-border transactional matters. Since December 2020, Mr Whang has also served as General Counsel of Minetta Brook Capital LLC, a boutique financial advisory firm that also serves as general partner to investment vehicles. From April 2019 through July 2023, Mr. Whang also served as General Counsel to ELA Partners (an affiliate of Stonehaven, a global capital raising fintech platform), which specializes in capital raising for selective alternative investment opportunities globally. From May 2016 to May 2018, Mr. Whang was Partner at the law firm of Greenspoon Marder (“GM”). Mr. Whang was also Partner (having joined as an associate) at the law firm of Jacob, Medinger & Finnegan, LLP (“JMF”) from July 1992 until May 2016, when JMF merged with GM. From 1990 to 1992, Mr. Whang was an associate attorney with Cadwalader Wickersham & Taft. During his career as an attorney, Mr. Whang represented major international companies in product liability litigation and regulatory risk management domestically and internationally (Europe and Korea). His language capabilities include Korean, Spanish, French and Japanese (conversational). Mr. Whang earned a BA in Government from Dartmouth College in 1986, a JD from Cornell Law School in 1989, and an LLM in International and Comparative Law (with Distinction) from Georgetown Law Center in 1990. We believe Mr. Whang is well qualified to serve as Chief Legal Officer and director of the Company because of his varied and extensive legal experience.

Gihyoun Bang has been the Chief Financial Officer of the Company since June 2024. Mr. Bang has over 22 years of experience in the Korean capital markets, with extensive expertise in investment banking, equity capital markets, credit analysis, and private equity. Mr. Bang previously held various roles at Shinhan Securities from 2002 to 2018, where he worked across IPO execution, deal evaluation, and equity capital markets, participating in a broad range of transactions including mezzanine financings and cross-border investments in the healthcare and biotechnology sectors. He subsequently served as Chief Operating Officer of Newlake Alliance Management from 2019 to 2024, where he led investment and fundraising activities across multiple funds focused on healthcare and industrial sectors, and oversaw firm operations, including portfolio management and organizational strategy. His experience includes investments in international healthcare assets, including a hospital project in Guam. Mr. Bang holds a B.A. in Business Administration from Hansung University and is a U.S. Certified Public Accountant.

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

Dr. Alcide Barberis has been a director of the Company since the Closing of the Business Combination. He is a biotech entrepreneur, Board Member and Executive with over 25 years of management experience in the biotechnology industry, and scientific experience in the private and public research sectors. He is currently CEO & Director of Mabylon AG (since 2017). Before joining Mabylon, he was CEO & President of Humabs BioMed, now a subsidiary of VIR Biotechnology (2013-2016). His career has included senior positions at entrepreneurial startups (Co-Founder of ESBATech AG (1998) and Oncalis AG (2006) and senior Executive Management, R&D Management and Business Development positions. He has been member of the Board of Directors of ESBATech (now a Novartis company, 1998-2004), Oncalis (2006-2012) and EffRx Pharmaceuticals (2016-2023), and he is currently (since March 2023) on the Board of Directors of Ontrack Biomedical. From 2016 through 2021 he was also Coordinator of the Startup Promotion Center of the University of Svizzera Italiana in Lugano, Switzerland. Dr. Barberis earned a PhD in Molecular Biology and Biochemistry from the University of Zürich (1988). Dr. Barberis is well qualified to serve as a director because of his extensive management and leadership experience in the biotech industry, startup companies, and in the private and public scientific research sectors.

Dr. Seng Chin Mah has been a director of the Company since the Closing of the Business Combination. Dr. Mah has been Chairman of the Board of BioVersys AG since 2009. He was previously Chief Executive Officer of the Canyon Pharmaceuticals Group AG (2009-2021) and has over 30 years’ experience in the pharma and biotech industry. Prior to Canyon Pharmaceuticals, he was Head of Development of the Integration Office during the integration of Chiron into Novartis (2005-2008) and held other positions at Novartis, including Global Head of Clinical Safety and Epidemiology (2001-2005); Head of Drug Regulatory Affairs Europe (1997-2001); and oversight responsibility for Clinical Quality Assurance (2001-2005). Dr. Mah was also a member of the Novartis Corporate Executive Group (2001-2005) and a member of the Board of Directors for Novartis Europharm Ltd. (1997-2005). During his tenure with Novartis and Ciba (1990-2008), he drove key drug development and regulatory programs, and led major business results including numerous global registrations of major products. He has held several research and academia positions (Ciba-Geigy Ltd., 1987-1988; National University of Singapore, 1989-1990). Dr. Mah was awarded The Frost & Sullivan 2011 Product Differentiation Excellence Award in Parenteral Anticoagulants, which recognized Canyon Pharmaceuticals Group AG for the development and launch of Iprivask® (desirudin for injection). Dr. Mah earned a BS in Pharmacology from University of London (1984) and a PhD in Biochemistry from University of Basel (1987). Dr. Mah is well qualified to serve as a director because of his extensive knowledge and experience in strategic decision-making, late-stage clinical development and regulatory experience within the Pharma and Biotech industry.

Hyuk Joo Jee has been a director of the Company since the Closing of the Business Combination. Mr. Jee has served as a Special Advisor to Chairman at DongKoo Bio Pharma Co., Ltd., a public company in Korea, since January 2024. Prior to joining DongKoo Bio Pharma, Mr. Jee served with HLB Co., Ltd., also a publicly-listed biopharmaceutical company in Korea, as Chief Operating Officer and the Head of Corporate Private Equity leading the firm’s investments and resource allocations over a global pipeline of clinical-stage oncology programs from August 2018 through December 2023. During his tenure at HLB, Mr. Jee led the firm’s global IR, M&As and strategic investment activities. Prior to his careers in the biopharmaceutical industry, Mr. Jee has spent more than 15 years serving with brokerage and investment banking firms, mostly representing their European offices and providing services to the European and global fund clients investing in Korean equities market. Those engagements include Korea Investment Securities Europe (London), Daewoo Securities Europe (London), and Hyundai Securities Europe (London and Seoul) between July 2002 and January 2018. Mr. Jee has started his finance career as an Analyst and Portfolio Manager at Scudder Kemper and Schroders based in Seoul, Korea serving from 1998 to 2002. Mr. Jee has received his B.A. in Business Administration from the Korea University in 1994. Mr. Jee is well qualified to serve as a Director because of his well-balanced career between finance and biopharmaceutical industries, especially leading M&A transactions while serving from executive positions with his previous employer.

Dr. Joong Myung Cho has been a director of the Company since the Closing of the Business Combination. Dr. Cho has been Chairman and CEO of CG Pharmaceuticals, Inc. since October 2008 and previously served as Chairman and CEO of Hwail Pharmaceuticals Co. Ltd. from August 2013 to December 2022. Dr. Cho is the founder of Crystal Genomics and the former Chairman & President (July 2000 to March 2023). He has over 40 years of experience in biopharmaceutical industry covering from discovery of novel pharmaceuticals through R&D and commercialization. Dr. Cho has previously served as the executive Senior Vice President and Director of R&D Biotech Research Institute at LG Life Science (formerly LG Chem.) from 1984 to 2000. During his tenure, biopharmaceutical R&D at LG became the leading life science company in Korea where it grew from just a few research scientists to several hundred prior to his departure. He has successfully introduced 10 different recombinant products such as growth hormones of human, bovine, and porcine, hepatitis B vaccine, interferon alpha and gamma, GM-CSF, EPO, etc. Moreover, four drug candidates were licensed out to multinational pharmaceutical companies under his supervision and one of them is approved by FDA (US). On the basis of such achievements, Dr. Cho has received many awards and acted as a member of governmental committees. He received his Ph.D. from University of Houston and worked as a post-doc in Baylor College of Medicine. Dr. Cho is an author of more than 80 publications in books and journals including Nature, and an inventor of more than 200 patents filed. Dr. Cho is well qualified to serve as a director because of long-standing career experiences both as a biotech entrepreneur and the R&D Head of a major life sciences company in Korea (LG Group).

Reto Fierz has been a director of the Company since September 2025. He is a Swiss entrepreneur and executive with over 25 years of international experience in finance, institutional asset management, private equity, M&A, real estate, and digital assets. He is a Partner and Co-Founder of DA Value Group, investing in and developing early-stage projects in the digital assets and distributed ledger technology sectors. Previously, Mr. Fierz co-founded CROWDLITOKEN AG, the first public issuer of a regulated tokenized security in the real estate sector in Switzerland and the EEA and served as CEO and Partner of azemos partner ag, a Swiss-German asset manager and real estate developer. Earlier in his career, he held senior roles including CFO of Rianta Capital, CFO of Swiss Finance & Property, and audit and advisory roles at Ernst & Young. Mr. Fierz holds an MBA from the University of Zürich and is a Swiss Certified Accountant.

Number and Terms of Office of Officers and Directors

We have seven directors and four officers. Directors are elected at the Company’s annual meeting of stockholders and hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified, subject to their earlier death, or until their earlier resignation or removal.

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

Changes in Company Directors during the reporting period

As previously disclosed on the Company’s Current Report filed on Form 8-K on March 25, 2025, on March 24, 2025 the Company Board appointed Dr. Constance Höfer as the Company’s Chief Scientific Officer, effective on that date. Dr. Höfer is a seasoned leader in drug development with over 20 years of experience in oncology and immunology and will oversee the Company’s scientific strategy and innovation pipeline. Coupled with her extensive industry experience and a PhD in Pharmacology from the University of Newcastle, Dr. Höfer has a strong foundation in clinical pharmacology and translational medicine, ensuring a seamless transition from early-stage research to successful clinical development.

In connection with Dr. Höfer’s appointment, the Company entered into a consulting agreement in lieu of an employment agreement (the “Agreement”) with Dr. Höfer, as dated March 24, 2025 and as amended by the Addendum No. 1 dated February 3, 2026, which provides for her compensation and other employment terms. Under the Agreement, Dr. Höfer will receive:

●	A base salary of EUR300,000.00 per year (on a VAT-exclusive basis);

●	Participation in Equity-based Compensation Plan of the Company, as determined at the discretion of the Company’s Compensation Committee; and

●	Other customary benefits available to executive officers of the Company.

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

Annual General Meeting and Board Changes

As previously reported in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on August 29, 2025, and Form 8-K filed on September 18, 2025, the Company held its annual meeting of stockholders on September 17, 2025 (the “Annual Meeting”). As of the record date of August 15, 2025, there were 21,585,360 shares of common stock outstanding and entitled to vote. A total of 13,325,691 shares (approximately 61.7% of the outstanding shares) were present in person or by proxy, constituting a quorum.

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

Committees of the Board of Directors

Upon the consummation of the Business Combination, the Company Board reconstituted its audit committee, compensation committee and corporate governance and nomination committee. The Board of Directors adopted a new charter for each of these committees, which complies with the applicable requirements of current SEC and Nasdaq rules. The Company intends to comply with future requirements to the extent applicable. The Company Board may from time to time establish other committees.

As of December 31, 2025, the Board committees have been reconstituted as follows: Audit Committee - Reto Fierz, Hyuk Joo Jee, and Joong Myung Cho, Compensation Committee - Seng Chin Mah, Alcide Barberis and Hyuk Joo Jee, Corporate Governance and Nominating Committee - Seng Chin Mah and Alcide Barberis and Reto Fierz. These changes reflect the Company’s ongoing commitment to strengthening corporate governance and enhancing strategic oversight. As a Subsequent Event, in January 2026, the Company Board instituted the R&D Committee as the fourth committee whose members are Alcide Barberis, Seng Chin Mah and Joong Myung Cho.

Audit Committee

The members of our audit committee consist of Mr. Fierz, Mr. Jee, and Dr. Cho with Mr. Fierz serving as the chairperson of this audit committee. The composition of the Company’s audit committee will meet the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Each member of the audit committee is financially literate and the “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K will be Mr. Fierz. This designation does not impose on Mr. Fierz any duties, obligations or liabilities that are greater than are generally imposed on members of our audit committee and the board of directors. The audit committee will be directly responsible for, among other things:

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

Compensation Committee

The members of the Company’s compensation committee consist of Dr. Barberis, Dr. Mah and Mr. Jee, with Mr. Jee serving as the chairperson. Each member of this committee is a non-employee director, as defined by Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Code, and meets the requirements for independence under the current Nasdaq listing standards. The Compensation Committee will be responsible for, among other things:

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

Corporate Governance and Nomination Committee

The members of Company’s corporate governance and nomination committee consist of Dr. Mah, Dr. Barberis and Mr. Fierz, with Dr. Mah serving as the chairperson. Each member of this committee meets the requirements for independence under the current Nasdaq listing standards. The Company’s corporate governance and nomination committee will be responsible for, among other things:

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

R&D Committee

The members of Company’s R&D committee consist of Dr. Mah, Dr. Barberis and Dr. Cho with Dr. Barberis serving as the chairperson. Each member of this committee meets the requirements for independence under the current Nasdaq listing standards. The Company’s R&D committee will be responsible for, among other things:

●	review and provide guidance on the Company’s overall research and development strategy, including platform technologies and therapeutic focus areas;

●	oversee the scientific rationale, differentiation, and competitive positioning of the Company’s product candidates;

●	review the status, progress, and prioritization of the Company’s preclinical and clinical development programs.

●	review key clinical development plans, trial designs, endpoints, and timelines for material programs;

●	oversee regulatory strategy and major regulatory interactions, including pathways such as accelerated approval, breakthrough designation, or other expedited programs, where applicable;

●	review significant clinical, regulatory, and development risks and mitigation strategies.

●	review R&D budgets and resource allocation across programs;

●	provide input to the Board on go/no-go decisions, program advancement, partnering, or discontinuation based on scientific merit, risk, capital requirements, and strategic fit;

●	assess alignment between R&D priorities and the Company’s capital allocation strategy.

●	review opportunities for platform expansion, new indications, lifecycle management, and next-generation product development;

●	assess the application of the Company’s technology to additional therapeutic areas or disease indications;

●	review the integration of external innovation, collaborations, licensing, or acquisition opportunities related to R&D.

●	oversee and assess key scientific and technical risks, including translational risk, safety, manufacturing feasibility, and scalability;

●	review material non-clinical safety, toxicology, and CMC considerations impacting development timelines or regulatory approval;

●	coordinate, as appropriate, with the Audit Committee regarding R&D-related financial, operational, and compliance risks.

●	review the role and effectiveness of scientific advisory boards and key external advisors;

●	oversee engagement with academic institutions, CROs, CDMOs, and strategic R&D partners;

Our R&D Charter is included as an exhibit to this Annual Report on Form 10-K. You can also review the R&D Charter by accessing our public filings at the SEC’s web site at www.sec.gov.

Director Nominations

We do not have a standing nominating committee though we formed a corporate governance and nominating committee. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors.

The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Dr. Barberis,, Dr. Mah and Mr. Fierz. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Insider Trading Policy

The Company adopted an insider trading policy which requires insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel or compliance officer prior to execution. In addition, the Company’s Sponsor and any other holders of the Company’s common stock prior to the Initial Public Offering (or their permitted transferees (the “Initial Stockholders”)) agreed to waive their redemption rights with respect to their Founder Shares, Placement Shares and Public Shares in connection with the Business Combination. A copy of the Company’s Insider Trading Policy has been filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation

Throughout this section, unless otherwise noted, “the Company,” “we,” “us,” “our” and similar terms refer to BLAC prior to the Business Combination. This section discusses the material components of the executive compensation program for the Company’s executive officers who are named in the “2025 Summary Compensation Table” below. In 2025, the Company’s “named executive officers” and their positions at year-end were as follows:

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

2025 Summary Compensation Table

The following table sets forth information concerning the compensation of the Company’s named executive officers for the year ended December 31, 2025.

Name and Principal Position	Salary ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total
Kuk Hyoun Hwang	400,000	0	0	0	400,000
Chief Executive Officer

Constance Höfer	345,000	0	0	0	345,000
Chief Scientific Officer

Gihyoun Bang,
Chief Financial Officer	300,000	0	0	0	300,000

Jun Chul Whang Chief Legal Officer	300,000	0	0	0	300,000

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

The beneficial ownership of the Company’s Common Stock is based on 26,597,769 shares of the Company’s Common Stock issued and outstanding immediately following consummation of the Business Combination.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	% of Ownership
Officer and Directors After the Transactions
Kuk Hyoun Hwang(2)	13,069,106	48.5%
Jun Chul Whang(3)	—	*
Gihyoun Bang	—	*
Constance Höfer	—	*
Alcide Barberis	—	*
Joong Myung Cho	—	*
Hyuk Joo Jee	—	*
Reto Fierz	—	*
Seng Chin Mah	—	*
	—	*
All such executive officers and directors as a group (11 individuals)	13,069,106	48.5%
Greater than 5% Stockholders**
Bellevue Global Life Sciences Investors LLC(4)	1,332,500	5.0%
BCM Europe AG(5)	8,612,636	31.9%
Bellevue Capital Management LLC(6)	3,123,970	11.7%
Duksung Co., Ltd. (7)	1,500,471	5.6%

*	Less than one percent.

(1)	Unless otherwise noted, the address of each beneficial owner is c/o OSR Holdings, Inc., 10900 NE 4th Street, Suite 2300, Bellevue, WA 98004.

(2)	Interest consists of (i) 1,725,000 founder shares of the Company’s Common Stock, (ii) the transfer of 34,500 shares of the Company’s common stock to Chardan Capital Markets, LLC (“Chardan”), (iii) 430,000 placement shares held of record by Bellevue Global Life Sciences Investors LLC (“BGLSI”), (iv) the transfer of 120,000 shares of the Company’s Common Stock by BGLSI to officers and directors of the Company at the time of its initial public offering, and (v) the transfer of 310,000 private placement units held by BGLSI and 370,000 founder shaes held by BGLSI to BCM Europe AG (“BCME”). BGLSI’s ownership an additional 12,000 shares underlying the private placement rights that convert at the closing of the Business Combination and the shares of the Company’s Common Stock held by BCME and Bellevue Capital Management LLC (“BCM”) upon the closing of the Business Combination. Mr. Hwang is the founder and managing partner of BCM, the general partner of BGLSI, and has voting and dispositive power over the shares.

(3)	Interest does not include shares of the Company’s Common Stock held by BGLSI. Mr. Whang is a minority owner of BCM but has no voting or dispositive power over the shares of the Company’s Common Stock held by BGLSI.

(4)	Interest consists of (i) 1,725,000 founder shares of the Company’s Common Stock, (ii) the transfer of 34,500 shares of the Company’s Common Stock to Chardan, (iii) 430,000 placement shares held of record by BGLSI, (iv) the transfer of 120,000 shares of the Company’s Common Stock by BGLSI to officers and directors of BLAC at the time of its initial public offering, and (v) the transfer of 310,000 private placement units identical held by BGLSI and 370,000 founder shares held by BGLSI to BCME. BGLSI’s ownership post-closing includes an additional 12,000 shares underlying the private placement rights that converted at the closing of the Business Combination. Mr. Hwang is the founder and managing partner of BCM, the general partner of BGLSI, and has voting and dispositive power over the shares.

(5)	Interest consists of the 370,000 founder shares and 310,000 private placement units (including the exercise of 310,000 private placement warrants into 310,000 shares of the Company’s Common Stock, the conversion of 310,000 private placement rights into 31,000 shares of the Company’s Common Stock, and the exercise of 60,000 private placement warrants that were also transferred to BCME by BGLSI pursuant to the promissory note into 60,000 shares of the Company’s Common Stock) and 581,031 shares of OSR Common Stock held by BCME prior to the closing of the Business Combination. The 581,031 shares of OSR Common Stock were exchanged for 7,531,636 shares of the Company’s Common Stock upon the consummation of the Business Combination. BCME is a wholly-owned subsidiary of BCM. The business address of BCME is Gotthardstrasse 26 6300 Zug Switzerland.

(6)	Interest consists of 241,000 shares of OSR Common Stock held by BCM prior to the closing of the Business Combination. The 241,000 shares of OSR Common Stock were exchanged for 3,123,970 shares of the Company’s Common Stock upon the consummation of the Business Combination. Mr. Hwang has voting and dispositive over such shares.

(7)	Interest consists of (i) 828,462 shares of the Company’s Common Stock issued upon the consummation of the Business Combination in exchange for 63,912 shares of OSR Holdings Co., Ltd. held by Duksung Co., Ltd. (“Duksung”), (ii) 591,753 shares of the Company’s Common Stock issued upon the consummation of the Business Combination in exchange for 45,651 shares of OSR Holdings Co., Ltd. held by Duksung P&T Co., Ltd., and (iii) 10 shares of the Company’s Common Stock acquired through open market purchases. (iv) 80,246 shares of the Company’s Common Stock issuable upon conversion of a $650,000 convertible bond. The business address of Duksung is 25 Sinwonro Yeongtonggu Suwonsi Gyeonggido, Republic of Korea.

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

Equity awards may be granted under the Omnibus Plan to officers, directors, including non-employee directors, other employees, advisors, consultants or other service providers of the Company or the Company’s subsidiaries or other affiliates, and to any other individuals who are approved by the Committee (as defined below) as eligible to participate in the Omnibus Plan. As of December 31, 2025, there are 30 employees or directors that are eligible to participate in the Omnibus Plan, and we expect that 22 full-time employees, and approximately 8 non-employee directors and officers, consultants, and advisors of the Company will be eligible to participate in the Omnibus Plan after the consummation of the Business Combination. Only the Company’s employees or employees of the Company’s corporate subsidiaries are eligible to receive incentive stock options.

The Omnibus Plan became effective on January 29, 2025, the date it was adopted by the Company Board (the “Effective Date”). The Omnibus Plan will terminate automatically at 11:59 PM ET on the day before the tenth (10th) anniversary of the Effective Date unless earlier terminated by the Board or in accordance with the terms of the Omnibus Plan.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On July 30, 2020, we issued an aggregate of 1,437,500 founder shares to our Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.017 per share. On April 25, 2022, we executed a stock split, resulting in an aggregate of 1,725,000 founder shares held by our Sponsor (of which up to 225,000 shares were subject to forfeiture in the event the underwriter’s Over-Allotment Option was not exercised in full). At the closing of our IPO, our Sponsor transferred 20,000 founder shares to each of our directors and 20,000 placement warrants to each of our directors who are serving as our Chairman of the Board of Directors and the chair of our audit committee. On March 23, 2023, our Sponsor also transferred 20,000 founder shares and 20,000 placement warrants to Mr. Yoo for his service as Chief Financial Officer.

Our Sponsor purchased an aggregate of 430,000 Private Placement Units at a price of $10.00 per unit, for an aggregate purchase price of $4,300,000, at the closing of our IPO. There were no redemption rights or liquidating distributions from the Trust Account with respect to the founder shares or placement shares, and the placement warrants and placement rights would have expired worthless if a business combination had not been consummated within the time period specified in the Company’s Charter, as amended.

On March 31, 2022, our Sponsor entered into a promissory note with BCM Europe in the principal amount of $3,400,000 with a maturity date of December 9, 2023 (the “BCM Europe Note”). The proceeds of the BCM Europe Note were used to fund our Sponsor’s purchase of the Private Placement Units. The BCM Europe Note is convertible at the election of either our Sponsor or BCM Europe into (i) 310,000 Units identical to the Private Placement Units held by our Sponsor, (ii) 370,000 founder shares held by our Sponsor, and (iii) 60,000 warrants held by our Sponsor. The BCM Europe Note was amended on March 27, 2024, to extend the maturity date to the earlier of (i) December 31, 2024, or (ii) the date on which the Company consummated a Business Combination. Additionally, on February 2, 2023, our Sponsor entered into a promissory note with BCM Europe in the principal amount of $3,400,000 with a maturity date of February 2, 2024 (the “BCM Europe Note 2023”). The proceeds of the BCM Europe Note 2023 were intended to be used, if necessary, to fund expenses in connection with our initial business combination. The BCM Europe Note 2023 is not convertible into any BLAC securities held by our Sponsor. The BCM Europe Note 2023 was amended on April 12, 2024, to extend the maturity date to the earlier of (i) December 31, 2024 or (ii) the date on which the Company consummated a Business Combination. As of the date of the filing of this Annual Report on Form 10-K, the outstanding balance of the BCM Europe Note and the BCM Europe Note 2023 is $1,200,000.

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

Commencing on the date of our prospectus issued in connection with our IPO, we have agreed to pay BCM, an affiliate of members of our Sponsor, a total of $7,500 per month for office space, utilities, and secretarial and administrative support. These payments were to cease upon the completion of our initial business combination. However, on February 15, 2025, the Company and BCM entered into an addendum to the Administrative Services Agreement, pursuant to which the Company agreed to continue paying the monthly fee of $7,500 for such services following the completion of the initial business combination.

In addition, the Company entered into a Venture Partner Agreement with Dr. Josh Pan, an individual member of Bellevue Capital Management, LLC (“BCM”), which wholly owns Bellevue Global Life Sciences Investors, LLC. Pursuant to this agreement, the venture partner provides strategic and scientific advisory services in connection with the Company’s portfolio companies, research initiatives and business development activities. The agreement was executed on July 21, 2025 and is deemed effective as of September 1, 2024. In consideration for such services, the Company pays a monthly advisory fee of $15,000, together with reimbursement of reasonable and pre-approved out-of-pocket expenses incurred in connection with the services. A copy of the Venture Partner Agreement is filed as Exhibit 10.33 to this Annual Report on Form 10-K.

In addition, the Company entered into a consulting arrangement with its Chief Scientific Officer, Dr. Constance Höfer, in connection with her appointment as an executive officer of the Company. Prior to her appointment, Dr. Höfer had entered into a consulting agreement with BCM Europe AG (“BCME”) effective November 1, 2024, pursuant to which she provided consulting services for Vaximm AG, a subsidiary of the Company. From November 2024 through February 2025, the Company agreed to pay Dr. Höfer directly for services rendered under such arrangement, in the amount of approximately $14,532 per month, given that Vaximm AG is a subsidiary of the Company.

Following Dr. Höfer’s appointment as Chief Scientific Officer on March 24, 2025, the Company entered into a separate consulting agreement directly with Dr. Höfer governing her services as an executive officer. Additional information regarding this arrangement is described under Item 10. “Directors, Executive Officers and Corporate Governance.”

In November 2025, the Company approved an annual cash board fee of $50,000 for each non-employee director, which was deemed to commence as of February 2025 following the consummation of the Company’s initial business combination. Additional information regarding director compensation, including the annual cash board fee, is provided under Item 11. “Executive Compensation — Director Compensation.”

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, was by the Company to our Sponsor, officers, directors or any affiliate of our Sponsor, officers, directors prior to, or in connection with any services rendered to effectuate, the consummation of the Company’s initial business combination. However, these individuals were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviewed on a quarterly basis all payments that were made to our Sponsor, officers, directors, advisors or our or their affiliates and determined which expenses and the amount of expenses were eligible for reimbursement. There was no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Certain stockholders of the Company are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the Company’s initial public offering. Under this agreement, such holders are entitled to make up to two demands, excluding short-form registration demands, that the Company register the sale of such securities under the Securities Act. In addition, such holders have “piggyback” registration rights to include their securities in other registration statements filed by the Company. Chardan may not exercise its demand and piggyback registration rights after five and seven years, respectively, following the effective date of the applicable registration statement, and may not exercise its demand rights on more than one occasion.

Additionally, on the closing date of the Company’s business combination (the “Closing Date”), the Company entered into Lock-Up Agreements (the “Lock-Up Agreements”) with Bellevue Capital Management LLC (“BCM”), BCM Europe AG (“BCME”) and certain other stockholders (collectively, the “Holders”). Pursuant to the Lock-Up Agreements, the Holders agreed to restrictions on the transfer of 70% of the shares of the Company’s common stock received in the business combination (the “Lock-Up Shares”).

These restrictions commenced on the Closing Date and expire with respect to BCM and BCME on the 36-month anniversary of the Closing Date. The lock-up restrictions applicable to certain other stockholders expired on January 1, 2026.

Promissory Notes with Related Parties

As previously reported by the Company on its Current Report Form 8-K filed on February 9, 2024, on that date the Company issued an unsecured promissory note in the principal amount of $75,000 to Jun Chul Whang, a member of the Company’s Board of Directors (the “Jun Chul Whang Promissory Note.”). On February 9, 2024, $60,000 was deposited in the trust account in connection with the extension of the date by which the Company must consummate a business combination from February 14, 2024 to March 14, 2024.

The Jun Chul Whang Promissory Note is non-interest bearing. The original maturity date of the note was the earlier of August 9, 2024 or the date on which the Company consummated its initial business combination. The maturity date of the note was subsequently amended on September 30, 2024 and February 12, 2025, pursuant to which the maturity date was extended to December 31, 2026. As of December 31, 2025, the outstanding balance of the Jun Chul Whang Promissory Note was $45,000. The foregoing description of the Jun Chul Whang Promissory Note is qualified in its entirety by reference to the full text of the note, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2024 and is incorporated herein by reference.

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

The Pan Promissory Note is unsecured and non-interest bearing. The original maturity date of the note was the earlier of August 8, 2024 or the date on which the Company consummated its initial business combination. The maturity date of the note was subsequently amended on September 20, 2024 and February 12, 2025, pursuant to which the maturity date was extended to December 31, 2026. As of December 31, 2025, the outstanding balance of the Pan Promissory Note was $60,000. The foregoing description of the Pan Promissory Note is qualified in its entirety by reference to the full text of the note, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2024 and is incorporated herein by reference.

As previously reported by the Company on its Current Report Form 8-K filed on April 8, 2024 (the “April 8, 2024 Promissory Note”), on that date the Company issued an unsecured promissory note in the principal amount of $1,200,000 to Bellevue Global Life Sciences Investors, LLC (“BGLSI”), the sponsor of the Company. On April 9, 2024, $60,000 was deposited in the trust account in connection with the extension of the date by which the Company must consummate a business combination from April 15, 2024 to May 14, 2024.

The April 8, 2024 Promissory Note is unsecured and non-interest bearing. The original maturity date of the note was the earlier of December 31, 2024 or the date on which the Company consummated its initial business combination. The maturity date of the note was subsequently amended on January 9, 2025, January 23, 2025 and September 29, 2025, pursuant to which the maturity date was extended to December 31, 2026. As of December 31, 2025, the outstanding balance of the April 8, 2024 Promissory Note was $715,000. The foregoing description of the BGLSI Promissory Note is qualified in its entirety by reference to the full text of the Note, a copy of which is filed as Exhibit 10.1 to the Company’s April 11, 2024 Form 8-K and incorporated herein by reference.

As previously reported by the Company on its Current Report on Form 8-K filed on April 17, 2024, on that date the Company issued an unsecured promissory note in the principal amount of $50,000 (the “April 17, 2024 Promissory Note”) to Bellevue Global Life Sciences Investors LLC (“BGLSI”).

The April 17, 2024 Promissory Note is unsecured and non-interest bearing. The original maturity date of the note was the earlier of December 31, 2024 or the date on which the Company consummated its initial business combination. The maturity date of the note was subsequently amended on January 9, 2025, January 23, 2025 and September 29, 2025, pursuant to which the maturity date was extended to December 31, 2026. As of December 31, 2025, the outstanding balance of the April 17, 2024 Promissory Note was $23,000. The foregoing description of the April 17, 2024 Promissory Note is qualified in its entirety by reference to the full text of the note, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2024 and is incorporated herein by reference.

As previously reported by the Company on its Current Report on Form 8-K filed on May 14, 2024, on that date the Company issued an unsecured promissory note in the principal amount of $140,000 (the “May 14, 2024 Promissory Note”) to Bellevue Global Life Sciences Investors LLC (“BGLSI”).

The May 14, 2024 Promissory Note is unsecured and non-interest bearing. The original maturity date of the note was the earlier of December 31, 2024 or the date on which the Company consummated its initial business combination. The maturity date of the note was subsequently amended on January 9, 2025, January 23, 2025 and September 29, 2025, pursuant to which the maturity date was extended to December 31, 2026. As of December 31, 2025, the outstanding balance of the May 14, 2024 Promissory Note was $140,000. The foregoing description of the May 14, 2024 Promissory Note is qualified in its entirety by reference to the full text of the note, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2024 and is incorporated herein by reference.

As previously reported by the Company on its Current Report on Form 8-K filed on July 11, 2024, on that date the Company issued an unsecured promissory note in the principal amount of $300,000 (the “July 11, 2024 Promissory Note”) to Bellevue Global Life Sciences Investors, LLC (“BGLSI”).

The July 11, 2024 Promissory Note is unsecured and non-interest bearing. The original maturity date of the note was the earlier of December 31, 2024 or the date on which the Company consummated its initial business combination. The maturity date of the note was subsequently amended on January 9, 2025, January 23, 2025 and September 29, 2025, pursuant to which the maturity date was extended to December 31, 2026. As of December 31, 2025, the outstanding balance of the July 11, 2024 Promissory Note was $280,000. The foregoing description of the July 11, 2024 Promissory Note is qualified in its entirety by reference to the full text of the note, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2024 and is incorporated herein by reference.

On November 14, 2025, the Company issued an unsecured promissory note in the principal amount of $60,000 (the “November 14, 2025 Promissory Note”) to BCM Europe AG (“BCME”). The November 14, 2025 Promissory Note is unsecured and non-interest bearing. The maturity date of the note is November 14, 2027.

As previously reported by the Company on its Current Report on Form 8-K filed on October 25, 2024, on that date the Company advanced a loan to OSR Holdings Co., Ltd. (“OSR”), a subsidiary of the Company, in the amount of $300,000, evidenced by a promissory note (the “Company Promissory Note”). The Company Promissory Note bears interest at a rate of 3.96% per annum, compounded semi-annually, and was originally due on October 25, 2025, with interest payable only upon maturity. The following events constitute events of default under the Company Promissory Note: (i) failure to pay the outstanding balance due within five (5) business days of the maturity date and (ii) the commencement of a voluntary or involuntary bankruptcy proceeding. The funds were used by OSR for working capital and other corporate purposes.

During 2025, the Company advanced additional loans totaling $2,734,000 to OSR for working capital and other operating expenses. These additional advances are non-interest bearing and have maturity dates ranging from April 11, 2026 to December 30, 2026.

As of December 31, 2025, the total outstanding balance of loans receivable from OSR was $2,909,000, consisting of $175,000 outstanding under the Company Promissory Note described above and $2,734,000 of non-interest-bearing advances made during 2025.

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

To further minimize conflicts of interest, we agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view and a majority of our disinterested independent directors approve such business combination. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers, directors or any affiliate of our Sponsor, officers, directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers, directors or our or their affiliates, none of which has been made from the proceeds of our IPO held in the Trust Account prior to the completion of our initial business combination:

●	Payment to an affiliate of our Sponsor of $7,500 per month for office space, utilities and secretarial and administrative support on an ongoing basis until we decide to use the same services from other vendors or landlords;

●	We may pay BCM and/or any of its affiliates, partners or employees a fee for financial advisory services rendered in connection with our R&D pipeline or subsidiary portfolio expansion; the amount of any fee we pay to BCM and/or any of its affiliates, partners or employees will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing additional acquisitions of R&D assets or subsidiaries; and

●	Repayment of loans which have been made historically by our Sponsor, officers and directors or their affiliates to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto.

Our audit committee has reviewed, and will continue to review, all payments that were made to our Sponsor, officers, directors, advisors or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each director is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to RSM Shinhan Accounting Corporation, or RSM Korea, and WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees for the fiscal year ended December 31, 2025 were $422,531, which consist of fees billed by RSM Korea, our independent registered public accounting firm, for the audit of our annual consolidated financial statements for the year ended December 31, 2025 and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for that fiscal year. The aggregate fee of RSM

Audit fees for the fiscal year ended December 31, 2024 were $152,940, which consist of fees billed by Withum our former independent registered public accounting firm, for the audit of our annual financial statements for the year ended December 31, 2024 and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for that fiscal year.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the fiscal years ended December 31, 2025 and December 31, 2024, we did not pay RSM Korea or Withum any audit-related fees.

Tax Fees. We did not pay RSM Korea or Withum for tax services, planning or advice for the fiscal years ended December 31, 2025 and December 31, 2024.

All Other Fees. We did not pay RSM Korea or Withum for any other services for the fiscal years ended December 31, 2025 and December 31, 2024.

Pre-Approval Policy

The audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedule: Not applicable.

3.	Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit	Description

2.1	First Amendment to Amended and Restated Business Combination Agreement, dated as of December 20, 2024 between Bellevue Life Sciences Acquisition Corp. and OSR Holdings Co., Ltd. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on December 23, 2024)

2.2*	Amended and Restated Business Combination Agreement, dated as of May 23, 2024, between Bellevue Life Sciences Acquisition Corp. and OSR Holdings Co., Ltd. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on May 30, 2024)

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 13, 2025)

3.2	Amended and Restated Bylaws of OSR Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 21, 2025)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on April 29, 2022)

4.2	Specimen Warrant Certificate (Incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Form S-1 (File No. 333-264597) filed with the SEC on May 13, 2022)

4.3	Warrant Agreement, dated February 9, 2023, between Continental Stock Transfer & Trust Company and the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 15, 2023)

10.1	Promissory Note, dated February 9, 2024, issued by Bellevue Life Sciences Acquisition Corp. to Jun Chul Whang (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 13, 2024)

10.2	Promissory Note, dated March 8, 2024, issued by Bellevue Life Sciences Acquisition Corp. to Josh Pan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on March 13, 2024)

10.3	Promissory Note, dated April 8, 2024, issued by Bellevue Life Sciences Acquisition Corp. to Bellevue Global Life Sciences Investors, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on April 11, 2024)

10.4	Promissory Note, dated April 17, 2024, issued by Bellevue Life Sciences Acquisition Corp. to Bellevue Global Life Sciences Investors LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on April 22, 2024)

10.5	Promissory Note, dated May 14, 2024, issued by Bellevue Life Sciences Acquisition Corp. to Bellevue Global Life Sciences Investors LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on May 14, 2024)

10.6	Form of First Amendment to Subscription Agreement, by and among Bellevue Life Sciences Acquisition Corp. and the investors signatory thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on December 23, 2024)

10.7	Form of Participating Stockholder Joinder Agreement (Incorporated by reference to Exhibit 10.1 to BLAC’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on November 16, 2023)

Exhibit	Description

10.8	Form of Non-Participating Stockholder Joinder Agreement (Incorporated by reference to Exhibit 10.2 to BLAC’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on November 16, 2023)

10.9	Promissory Note, dated July 11, 2024, issued by Bellevue Life Sciences Acquisition Corp. to Bellevue Global Life Sciences Investors, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on July 16, 2024)

10.10	Second Amendment to Promissory Notes, dated January 23, 2025, between Bellevue Life Sciences Acquisition Corp. and Bellevue Global Life Sciences Investors, LLC ((Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on January 23, 2025)

10.11	Amendment to Promissory Note, dated September 20, 2024, issued by Bellevue Life Sciences Acquisition Corp. to Jun Chul Whang (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on September 24, 2024)

10.12	Amendment to Promissory Note, dated September 20, 2024, issued by Bellevue Life Sciences Acquisition Corp. to Josh Pan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on September 24, 2024)

10.13	Amendment to Promissory Notes, dated January 9, 2025, between Bellevue Life Sciences Acquisition Corp. and Bellevue Global Life Sciences Investors, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on January 10, 2025)

10.14	Form of Subscription Agreement, by and among Bellevue Life Sciences Acquisition Corp. and the investors signatory thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on October 10, 2024)

10.15	Promissory Note, dated October 11, 2024, issued by Bellevue Life Sciences Acquisition Corp. to Jun Chul Whang (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on October 15, 2024)

10.16	Promissory Note, dated October 16, 2024, issued by Bellevue Life Sciences Acquisition Corp. to Duksung Co., LTD. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on October 22, 2024)

10.17	Promissory Note, dated October 25, 2024, issued by OSR Holdings Co., Ltd. to Bellevue Life Sciences Acquisition Corp. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on October 28, 2024)

10.18	Form of Participating Joinder (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 21, 2025)

10.19	Form of Non-Participating Joinder (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 21, 2025)

10.20	Form of Lock-Up Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 21, 2025)

10.21	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 21, 2025)

Exhibit	Description

10.22	2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-4 (File No. 333-280590) filed with the SEC on January 29, 2025)

10.23	Common Stock Purchase Agreement, dated as of December 31, 2024, by and between OSR Holdings, Inc. and White Lion Capital LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 28, 2025)

10.24	Registration Rights Agreement, dated as of December 31, 2024, by and between OSR Holdings, Inc. and White Lion Capital LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 28, 2025)

10.25	Second Amendment to Promissory Note, dated February 12, 2025, issued by OSR Holdings, Inc. to Jun Chul Whang

10.26	Second Amendment to Promissory Note, dated February 12, 2025, issued by OSR Holdings, Inc. to Josh Pan

10.27	Note Purchase Agreement, dated May 6, 2025, by and between OSR Holdings, Inc. and White Lion Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on May 12, 2025)

10.28	Senior Secured Convertible Promissory Note, issued May 6, 2025, by OSR Holdings, Inc. to White Lion Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on May 12, 2025)

10.29	Common Stock Purchase Warrant, issued May 6, 2025, by OSR Holdings, Inc. to White Lion Capital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on May 12, 2025)

10.30	Amendment No. 1 to Common Stock Purchase Agreement, dated May 6, 2025, by and between OSR Holdings, Inc. and White Lion Capital LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on May 12, 2025)

10.31	Amendment No. 1 to Note Purchase Agreement, dated June 30, 2025, by and between OSR Holdings, Inc. and White Lion Capital LLC

10.32	Amendment No. 1 to Common Stock Purchase Warrant, dated June 30, 2025, by and between OSR Holdings, Inc. and White Lion Capital LLC

10.33	Venture Partner Agreement, dated July 21, 2025 (effective as of September 1, 2024), by and between OSR Holdings, Inc. and Josh Pan

10.34	Term Sheet, dated July 24, 2025, by and among OSR Holdings Co., Ltd. and Woori IO Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on July 25, 2025)

10.35	Third Amendment to Promissory Notes, dated September 29, 2025, between OSR Holdings, Inc. and Bellevue Global Life Sciences Investors, LLC

10.36	Promissory Note, dated November 14, 2025, issued by OSR Holdings, Inc. to BCM Europe AG

10.37*	Annex 2 (Conditions for Exchange into OSR Holdings Inc. Shares), excerpted from the Share Exchange Agreement dated October 13, 2025, by and among OSR Holdings Co., Ltd. and Woori IO Co., Ltd. (incorporated by reference to Exhibit 2.1A to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on October 16, 2025)

Exhibit	Description

10.38	Binding Term Sheet, dated January 13, 2026, by and between Vaximm AG and BCM Europe AG, relating to a global exclusive license of VXM01 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on January 14, 2026)

10.39	Amendment No. 1 to Duksung Promissory Note, dated October 16, 2025, issued by Bellevue Life Sciences Acquisition Corp. to Duksung Co., Ltd.

19.1	Insider Trading Policy

21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 21, 2025)

23.1	Consent of RSM Shinhan Accounting Corporation

31.1	Certification of Principal Executive Officer pursuant to rule 13a-14(a) or rule 15d-14(a) of the securities exchange act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to rule 13a-14(a) or rule 15d-14(a) of the securities exchange act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

99.1	Press Release, dated February 13, 2025 (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 13, 2025)

99.2	Press Release, dated February 14, 2025 (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 18, 2025)

99.3	Corporate Governance and Nomination Charter. (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K (File No. 001-41390) filed with the SEC on February 21, 2025)

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request for this exhibit.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSR HOLDINGS, INC.

By:	/s/ Kuk Hyoun Hwang
Name:	Kuk Hyoun Hwang
Title:	Chief Executive Officer

Date:	March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Kuk Hyoun Hwang	Chief Executive Officer and Director	March 31, 2026
Kuk Hyoun Hwang	(Principal Executive Officer)

/s/ Jun Chul Whang	Chief Legal Officer and Secretary	March 31, 2026
Jun Chul Whang

/s/ Gihyoun Bang	Chief Financial Officer	March 31, 2026
Gihyoun Bang	(Principal Financial Officer)

/s/ Alcide Barberis	Director	March 31, 2026
Alcide Barberis

/s/ Seng Chin Mah	Director	March 31, 2026
Seng Chin Mah

/s/ Hyuk Joo Jee	Director	March 31, 2026
Hyuk Joo Jee

/s/ Joong Myung Cho	Director	March 31, 2026
Joong Myung Cho

/s/ Reto Fierz	Director	March 31, 2026
Reto Fierz

OSR HOLDINGS, INC.

(f/k/a Bellevue Life Sciences Acquisition Corp.)

Shinhan Accounting Corporation 8th FL, 8, Uisadang-daero Yeongdeungpo-gu,Seoul, 07236, Korea

Connected for Success	Telephone: 82-2-782-9940 Telefax: 82-2-782-9941 www.rsm.global/korea

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of
Directors of OSR Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OSR Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024 and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, available cash and cash used in operations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain and understanding of internal control over financial reporting but not for the purposes of expressing and opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Shinhan Accounting Corporation

We have served as the Company’s auditor since

2023. Seoul, Korea

March 30, 2026

OSR HOLDINGS, INC. AND SUBSIDIAIRIES

Consolidated Balance Sheets

December 31, 2025 and 2024

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,700,273	$341,543
Trade and other receivables, less allowance for credit losses of $62,370.40 and $67,579.81 as of December 31, 2025 and December 31, 2024, respectively	392,096	933,824
Inventories, net	196,432	922,107
Prepaid income taxes	1,750	39
Other current financial assets	262,722	54,422
Other current assets	263,548	74,555
Total current assets	2,816,821	2,326,490
Equipment and vehicles, net	169,130	2,334
Operating lease right-of-use assets, net	60,425	78,484
Intangible assets, net	142,462,634	148,056,852
Goodwill	24,949,806	24,354,066
Other non-current financial assets	578,917	329,252
Deferred tax assets	200,515	92,101
Total assets	$171,238,248	$175,239,579

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowing	$2,323,471	$1,799,796
Short-term corporate bond	2,019,804	-
Trade and other payables	7,830,104	1,078,760
Accrued expenses	957,879	459,883
Operating lease liabilities-current	46,961	44,741
Other current liabilities	971,445	79,777
Income taxes payable	485,452	255
Derivative liabilities	2,530,176	-
Total current liabilities	17,165,292	3,463,212
Long-term debt	-	497,615
Operating lease liabilities- non-current	12,551	33,372
Other non-current liabilities	1,697	1,656
Deferred tax liabilities	27,021,305	28,035,508
Total liabilities	44,200,845	32,031,363

Stockholders’ equity:
Common stock, $0.0001 par value, Authorized 100,000,000 shares; 26,597,769 shares and 2,155,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	2,660	216
Additional paid-in capital	110,966,975	162,606,449
Accumulated deficit	(37,169,881)	(19,173,063)
Accumulated other comprehensive income	3,835,861	(225,386)
Non-controlling interests	49,401,788	-
Total stockholders’ equity	127,037,403	143,208,216
Total liabilities and stockholders’ equity	$171,238,248	$175,239,579

The accompanying notes are an integral part of the consolidated financial statements.

OSR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

Years ended December 31, 2025 and 2024

	2025	2024

Net sales	$2,905,805	$3,530,303
Cost of sales	2,312,900	2,719,067
Gross profit	592,905	811,236
Selling, general, and administrative expenses	18,928,908	12,503,433
Operating loss	(18,336,003)	(11,692,197)
Other income (expense):
Interest income	63,883	21,294
Interest expense	(506,196)	(51,335)
Other income	4,335,888	99,194
Other expenses	(14,445,933)	(269,635)
Loss before income taxes	(28,888,361)	(11,892,678)
Income tax benefit	1,829,820	1,563,768
Net loss	(27,058,541)	(10,328,910)
Attributable to:
OSR Holdings, Inc. and subsidiaries	(18,010,899)	(10,328,910)
Non-controlling interests	(9,047,642)	—

Other comprehensive income for the year, net of tax
Gain(loss) on foreign currency translation	5,988,163	50,489
Total comprehensive loss for the year	$(21,070,378)	$(10,278,422)
Attributable to:
OSR Holdings, Inc. and subsidiaries	(14,025,016)	(10,278,422)
Non-controlling interests	(7,045,362)	—

loss per share attributable to OSR Holdings, Inc. and subsidiaries
Basic loss per ordinary share	$(0.92)	$(4.79)

The accompanying notes are an integral part of the consolidated financial statements.

OSR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2025 and 2024

	Common stock		Additional paid-in	Retained Earnings (accumulated	Accumulated other comprehensive	Non-controlling	Total stockholders’
	Shares	Amounts	capital	deficit)	Income (loss)	interests	equity
Balance at January 1, 2024	2,155,000	$216	$162,606,449	$(8,844,153)	$(275,875)	$—	$153,486,637
Net loss	—	—	—	(10,328,910)	—	—	(10,328,910)
Foreign currency translation adjustment	—	—	—	—	50,489	—	50,489
Balance at December 31, 2024	2,155,000	$216	$162,606,449	$(19,173,063)	$(225,386)	$—	$143,208,216

Balance at January 1, 2025	2,155,000	$216	$162,606,449	$(19,173,063)	$(225,386)	$—	$143,208,216
Net loss	—	—	—	(18,010,899)	—	(9,047,642)	(27,058,541)
Changes in Exercise tax	—	—	—	14,081	—	—	14,081
Foreign currency translation adjustment	—	—	—	—	4,061,247	1,926,916	5,988,163
Business Combination	17,121,978	1,712	(56,524,226)	—	—	56,522,514	—
Issuance of share captial	529,481	732	4,884,752	—	—	—	4,885,484
Balance at December 31, 2025	19,806,459	$2,660	$110,966,975	$(37,169,881)	$3,835,861	$49,401,788	$127,037,403

The accompanying notes are an integral part of the consolidated financial statements.

OSR HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2025 and 2024

	2025	2024
Cash flows from operating activities:
Net loss	$(27,058,541)	$(10,328,910)
Adjustments to reconcile net loss to cash used in operating activities:
Income tax benefit	(1,829,820)	(1,563,768)
Depreciation	7,269	5,900
Amortization	9,298,838	9,684,074
Loss on inventory valuation	(8,832)	12,991
Loss on disposal of tangible assets	-	2,159
Lease expense	54,844	73,681
Bad debts	42,257	57,706
Severance pay	-	80,706
Commissions and professional fees	3,350,364	-
Loss on change in fair value of financial liabilities	5,652,376	-
Merger and acquisition costs	8,645,747	-
Loss on foreign currency translation	74,079	169,014
Gain on change in fair value of financial liabilities	(4,216,055)	-
Gain on foreign currency translation	(46,018)	-
Changes in operating assets and liabilities:
Decrease in trade and other receivables	570,733	87,785
Decrease in inventories, net	763,734	305,604
Decrease (increase) in other current assets	350,645	(15,465)
Decrease in trade and other payables	(510,232)	(344,032)
Increase in accrued expenses	476,645	3,392
Decrease in lease liabilities	(54,844)	(73,681)
Increase (decrease) in tax payables	153,618	(14,792)
Increase (decrease) in other liabilities	(44,841)	8,162
Net cash used in operating activities	(4,328,034)	(1,849,474)

Cash flows from investing activities:

Decrease in deposits	-	8,319
Decrease in short-term loan	-	696,279
Purchase of FVTPL financial assets	(433,126)	-
Disposal of equipment and vehicles	1,022	6,221
Purchase of tangible assets	(176,385)	-
Increase in deposits	-	(7,331)
Increase in short-term loan	(3,225,530)	(199,877)
Increase in long-term loan	(33,766)	-
Increase in cash and cash equivalents from business combination	1,224,794	-
Net cash provided by (used in) investing activities	(2,642,991)	503,611

Cash flows from financing activities:
Proceeds from long-term debt	-	236,672
Proceeds from short-term borrowing	4,132,912	1,652,144
Extension of lease liability	22,097	-
Repayment of long-term debt	(514,333)	(49,250)
Repayment of short-term borrowing	(500,316)	(655,232)
Issuance of convertible bonds	1,083,547	-
Repayment of short-term corporate bond	(652,207)	-
Proceeds from issuance of common stock	4,796,471	-
Net cash provided by financing activities	8,368,171	1,184,334
Net change in cash and cash equivalents	1,397,145	(161,529)
Effects of changes in exchange rate on cash and cash equivalents	(38,415)	(37,135)
Cash and cash equivalents at beginning of year	341,543	540,207
Cash and cash equivalents at end of year	$1,700,273	$341,543

Supplemental disclosures of cash flow information:
Cash paid for interest	$506,801	$53,993
Cash paid for income taxes (net of refunds received)	153,618	14,792

The accompanying notes are an integral part of the consolidated financial statements.

OSR HOLDINGS, INC.

(f/k/a Bellevue Life Sciences Acquisition Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

On February 14, 2025 (the “Closing Date”), the Company consummated its previously announced business combination (the “Business Combination”) with OSR Holdings Co., Ltd., a corporation organized under the laws of the Republic of Korea (“OSRK” or “the Parent”), pursuant to the Amended and Restated Business Combination Agreement dated May 23, 2024, as amended on December 20, 2024 (the “Business Combination Agreement”). The Business Combination Agreement was entered into among the Company, OSR, and certain OSR stockholders that executed joinder agreements thereto. In connection with the consummation of the Business Combination, the Company changed its name from “Bellevue Life Sciences Acquisition Corp. or BLAC” to “OSR Holdings, Inc.”

The Business Combination was consummated on February 14, 2025, which, for accounting and reporting purposes under U.S. generally accepted accounting principles (US-GAAP), was treated as the equivalent of OSR Holdings Co., Ltd. exchanging its stock for the net assets of OSR Holdings, Inc, accompanied by an equity recapitalization of OSR Holdings, Inc, which was determined to fall within the scope of Accounting Standards Codification (ASC) 805 Business Combinations. OSR Holdings, Inc. was treated as the acquired company, and its net assets were stated at historical cost, with no goodwill or other intangible assets recorded. The excess of the fair value of shares exchanged to OSR Holdings, Inc. over the fair value of OSR Holdings, Inc’s identifiable net assets acquired represented compensation for the service of a stock exchange listing for its shares and was expensed as incurred. The identifiable net assets was negative $9.3 million, which consists of cash and cash equivalents ($1.2 million), current financial assets ($1.0 million), other assets ($0.1 million), accounts and other payable ($6.2 million), other current financial liabilities ($4.2 million), other liabilities ($1.2 million).

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. This assumption contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since its inception through December 31, 2025, the Group has continued to incur significant operating losses and negative cash flows from operating activities. The Group recorded an operating loss of approximately $18.34 million for the year ended December 31, 2025, which increased compared to an operating loss of approximately $11.69 million for the same period in 2024. As of December 31, 2025, the Group had an accumulated deficit of approximately $37.17 million.

To date, the Group has funded its operations primarily through the issuance of common stock and convertible bonds, bank borrowings, loans from affiliates, and, to a relatively limited extent, product revenue generated by its subsidiary, RMC. As of December 31, 2025, the Group had cash and cash equivalents of approximately $1.7 million, consisting primarily of bank deposits.

The Group incurred significant expenses in connection with the business combination and the filing of its Form S-4 registration statement, and these expenses, together with other general operating expenses, reduced the funds available for operations and increased the urgency of the need for additional capital. In response, in February 2025, OSR Holdings entered into an Equity Line of Credit (“ELOC”) agreement with an investor, which provides for potential financing of up to $80 million. As of December 31, 2025, the Company had issued a total of 1,692,500 shares under the ELOC and raised gross proceeds of $1,259,753. In addition, the Company has executed or is reviewing various financing initiatives, including the issuance of warrants and convertible notes.

OSR Holdings expects to continue utilizing the ELOC until the end of the commitment period on December 31, 2026, under the ELOC agreement with White Lion; however, OSR Holdings plans to operate the ELOC in a more prudent and controlled manner in order to minimize share dilution and the impact on the stock price. In addition, OSR Holdings plans to introduce new equity financing facilities that are generally considered less dilutive and more controllable than an ELOC, such as an At-the-Market offering, following the filing of this Form 10-K.

To fund its operations over the long term, the Group must begin generating positive cash flows, renegotiate its existing debt obligations, and raise additional capital through debt or equity financing. Management’s plans include pursuing additional financing through the issuance of equity securities and debt and/or convertible debt instruments. The issuance of additional equity securities, convertible debt, or warrants may result in dilution to existing stockholders. The Group will require significant additional financing to meet its planned capital needs and is pursuing opportunities to obtain additional financing through equity and/or debt alternatives. However, there can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Group, or at all. These factors raise substantial doubt about the Group’s ability to continue as a going concern for the twelve months from the date of this report. The accompanying consolidated financial statements do not include any adjustments that may be necessary as a result of this uncertainty.

Details of shareholders as of December 31, 2025 are as follows:

Name of Shareholder	Number of ordinary share	Percentage of ownership
Bellevue Global Life Sciences Investors LLC	1,332,500	5.01%
BCM Europe AG	8,242,636	30.99%
Bellevue Capital Management LLC	3,123,970	11.75%
Duksung Co.,Ltd.	1,420,225	5.34%
Others	12,478,438	46.92%
Total	26,597,769	100.00%

As of December 31, 2025, there were 26,597,769 shares of the registrant’s common stock outstanding.

Details of investments in subsidiaries as of December 31, 2025 are as follows:

Name of subsidiary	Share capital	Percentage of ownership	Principal activities
VAXIMM AG (“VAXIMM”)	$760,474	100.00%	Biotech (drug development)
RMC Co., Ltd. (“RMC”)	24,392	100.00%	Medical device distribution
Darnatein Co., Ltd. (“Darnatein”)	4,506,702	100.00%	Biotech (drug development)
OSR Holdings, Inc. (“OSRI”) (*1)	2,687	100.00%	SPAC

Key financial information of the subsidiaries at December 31, 2025 are as follows :

Name of subsidiary	Asset	Liability	Equity	Sales	Net Income (loss)
VAXIMM AG	$288,859	$134,287	$154,572	$74,956	$(857,516)
RMC Co.,Ltd	1,066,762	752,212	314,550	2,830,849	(384,880)
Darnatein Co.,Ltd	297,391	1,284,426	(987,035)	-	(554,431)
OSR Holdings, Inc. (*1)	4,574,578	13,366,902	(8,792,324)	-	(7,414,649)

(*1)	Aforementioned above, the Company is treated as the acquired company under ASC 805 Business Combinations. As such, it is shown as subsidiary for the subsidiary investment details.

Summaries of entities, which are newly included in consolidation scope for the years ended December 31, 2025 and 2024 are as follows:

For the year ended December 31, 2025
Name of subsidiary	Reason	Type of purchase consideration
OSR Holdings, Inc.	Acquisition (*2)	Equity swap with shares of the Parent and OSR inc.’s share

(*2)	The Parent acquired subsidiary in February 2025 and accounted for the acquisitions at March 31, 2025, which is deemed the acquisition date.

(2)	Summary of significant accounting policies

a.	Basis of presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US-GAAP).

b.	Principle of consolidation

The consolidated financial statements include the accounts of OSR Holdings, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The preparation of the consolidated financial statements in conformity with US-GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include allowance for credit losses, valuation of inventories, valuation of deferred tax assets, the useful lives of equipment and vehicles, lease liabilities and right-of-use assets, and other contingencies.

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

Accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in cash flows from operating activities in the consolidated statements of cash flows.

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

j.	Impairment of long-lived assets

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

Operating lease ROU assets are presented as operating lease right of use assets on the consolidated balance sheets. The current portion of operating lease liabilities are presented separately on the consolidated balance sheets.

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

The carrying value of cash and cash equivalents, trade and other receivables, inventories, prepaid expenses and other current and financial assets, trade and other payable, short-term borrowing, current operating lease liabilities, and accrued expenses and other current liabilities approximates their fair value due to the short-term nature of these instruments. The carrying amount reported in the consolidated balance sheets for notes payable to related party may differ from fair value since the interest rate is fixed.

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

q.	Accounting pronouncements adopted as of December 31, 2025

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides an exception to fair value measurement for contract assets and contract liabilities related to revenue contracts acquired in a business combination. The ASU requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU is effective for the Company for annual and interim periods in fiscal years beginning after December 15, 2023. The ASU is applied to business combinations occurring on or after the effective date. The Group adopted this ASU as of January 1, 2024 and there is no impact on the Group’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosure of significant segment expenses on an annual and interim basis. This ASU will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Group adopted this ASU as of January 1, 2025 and there is not impact on the Group’s consolidated financial statements.

r.	Accounting pronouncements issued, but not adopted as of December 31, 2025

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU modifies the disclosure or presentation requirements of a variety of Topics in the Codification to align with the SEC’s regulations. The ASU also makes those requirements applicable to entities that were not previously subject to the SEC’s requirements. The ASU is effective for the Company two years after the effective date to remove the related disclosure from Regulation S-X or S-K. As of the date these financial statements have been made available for issuance, the SEC has not yet removed any related disclosure. The Group does not expect the adoption of ASU 2023-06 to have a material effect on its consolidated financial statements.

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

(3)	Critical accounting estimates and assumptions

The preparation of consolidated financial statements requires the Group to make estimates and assumptions concerning the future. Estimates and judgements are continually evaluated and are based on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. The resulting accounting estimates will, by definition, seldom equal the related actual results. The estimates and assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year are discussed below.

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

Patent technology

Patent technology is recognized in Intangible assets on the consolidated balance sheets. The Group considers both qualitative and quantitative factors when determining whether the patent technology may be impaired. For the purposes of assessing impairment, the Group follows its accounting policy disclosed in Note 2. In assessing whether there is any indication that the patent technology may be impaired, the Group considers, at minimum, the following indications:

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

The functional currency of the foreign subsidiary’s operations is the local currency. Therefore, for purposes of the consolidated financial statements, the results of foreign operations are translated from the local currency into U.S. dollars. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated financial statements as a component of accumulated other comprehensive loss.

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

Credit risk management

Credit risk is the risk of possible losses in an asset portfolio in the events of counterparty’s default, breach of contract and deterioration in the credit quality of the counterparty. For the risk management reporting purposes, the Group manages the credit risk systematically and pursues value maximization and continuous growth of the Group by efficient resource allocation and monitoring non-performing loans. In order to reduce the risks that may occur in transactions with financial institutions, such as cash and cash equivalents and various deposits, the Group conducts transactions only with financial institutions with high creditworthiness. As of December 31, 2025, the Group believes that there are low signs of material default, and the maximum exposure to credit risk as of December 31, 2025 is equal to the book value of financial instruments (excluding cash).

Liquidity risk management

The Group constantly monitors its liquidity positions to ensure that no borrowing limits or commitments are breached to meet operating capital needs. In estimating liquidity, we also take into account external laws or legal requirements, such as the group’s financing plan, compliance with agreements, internal target financial ratios and currency restrictions.

The Group’s liquidity risk analysis details as of December 31, 2025 and December 31, 2024 are as follows:

	December 31, 2025
			Remaining maturity
	Book Value	Cashflow by contract	Within a year	1 year to 3 years	More than 3 years
Financial liabilities	$4,343,276	$4,388,129	$4,388,129	$-	$-
Other Payables	8,787,983	8,800,013	8,800,013	-	-
Lease liabilities	59,512	66,555	51,223	15,332	-
Total	$13,190,771	$13,254,697	$13,239,365	$15,332	$-

	December 31, 2024
			Remaining maturity
	Book Value	Cashflow by contract	Within a year	1 year to 3 years	More than 3 years
Borrowings	$2,297,411	$2,423,008	$1,840,406	$35,048	$547,555
Other Payables	1,538,643	1,538,643	1,538,643	-	-
Lease liabilities	78,113	93,537	48,980	44,558	-
Total	$3,914,167	$4,055,188	$3,428,028	$79,605	$547,555

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

The group’s debt ratio as of December 31, 2025 and December 31, 2024 are as follows:

	December 31, 2025	December 31, 2024
Net borrowings (A)
Borrowings	$6,873,451	$2,297,411
Lease liabilities	59,512	78,113
Less: cash and cash equivalents	(1,700,273)	(341,543)
	5,232,690	2,033,981
Total equity (B)	127,037,403	143,208,215
Net borrowings & Total equity (A+B)	132,270,093	145,242,196
Debt ratio (A / B)	4.0%	1.4%

(5)	Fair value measurements

Book value and fair value of financial instruments

The difference between the carrying amount and fair value of the Group’s financial assets and liabilities as of December 31, 2025 and December 31, 2024 are insignificant.

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

Fair values of the Group’s financial assets and liabilities as of December 31, 2025 and December 31, 2024, which are accounted as amortized cost, are categorized as Level 3.

Recurring transfer between levels of the fair value hierarchy

Fair value hierarchy classifications of the financial instruments that are measured at fair value level 3 as at December 31, 2025 is as follows (Null at December 31, 2024):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Recurring fair value measurements Financial liabilities at fair value through profit or loss	$-	$-	$2,530,176	$2,530,176

Valuation Techniques and the Inputs

Valuation techniques and inputs used in the recurring and non-recurring fair value measurements categorized within Level 3 of the fair value hierarchy as at December 31, 2025 is as follows (Null at December 31, 2024):

The Group did not change any valuation techniques in determining the fair value, which is categorized within Level 3 of the fair value hierarchy.

	December 31, 2025
	Fair Value	Level	Valuation Techniques	Inputs

Financial liabilities at fair value through profit or loss	$2,530,176	3	Tsiveriotis- Fernandes model	Stock Volatility, Risk-free rate

(6)	Financial instruments by category

The carrying value of financial instruments category as of December 31, 2025 and December 31, 2024 are as follows:

	December 31, 2025
Fianancial assets:	Financial assets at amortized cost	Financial liabilities at fair value	Financial liabilities at amortized cost	Total
Cash and cash equivalents	$1,700,273	$-	$-	$1,700,273
Trade and other receivables	392,096	-	-	392,096
Other current financial assets	262,722	-	-	262,722
Other non-current financial assets	578,917	-	-	578,917
Fianancial liabilities:
Trade and other payables	-	-	7,830,104	7,830,104
Accrued expenses	-	-	957,879	957,879
Current financial liabilities	-	-	4,343,276	4,343,276
Derivative liabilities	-	2,530,176	-	2,530,176

	December 31, 2024
Financial assets:	Financial assets at amortized cost	Financial liabilities at fair value	Financial liabilities at amortized cost	Total
Cash and cash equivalents	$341,543	$-	$-	$341,543
Trade and other receivables	933,824	-	-	933,824
Other current financial assets	54,422	-	-	54,422
Other non-current financial assets	329,252	-	-	329,252
Fianancial liabilities:
Trade and other payables	-	-	1,078,760	1,078,760
Accrued expenses	-	-	459,883	459,883
Borrowings	-	-	2,297,411	2,297,411

Net gains or losses by financial instrument category for the years ended December 31, 2025 and 2024 are as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Amortized cost:
Interest income	$63,883	$21,294
Foreign exchange gains	48,472	37,419
Gains on foreign currency translation	46,018	38,416
Interest expense	(506,196)	(51,335)
Losses on foreign currrency transaction	(73,517)	(207,430)
Losses on foreign currrency translation	(74,079)	(2,159)

Financial assets measured at fair value through profit and loss:
Gains on change in fair value of financial liabilities	4,216,055	-
Losses on change in fair value of financial liabilities	(5,652,376)	(54,257)

(7)	Cash and cash equivalents

The Group considers all money market funds and highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$1,700,273	$341,543

(8)	Trade and other receivables, net

All trade receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade receivables are included in net cash provided by operating activities in the statements of cash flows. The Group does not have any off-balance sheet credit exposure related to its customers.

	December 31, 2025	December 31, 2024
Trade receivables	$381,674	$972,036
Less: Allowance for credit losses	(62,370)	(67,580)
Net trade receivables	319,304	904,456
Other receivables	72,792	29,368
Total	$392,096	$933,824

(9)	Inventories, net

Inventories consisted of the following as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Merchandised goods	$215,971	$949,724
Less inventory reserves	(19,539)	(27,617)
	$196,432	$922,107

(10)	Other financial assets

Details of other financial assets as of December 31, 2025 and December 31, 2024 are as follows:

	December 31, 2025		December 31, 2024
	Current	Non-current	Current	Non-current
Leasehold guarantee deposits	$55,753	$22,612	$54,422	$21,669
Other deposits	-	1,115	-	1,088
Loan	206,969	555,190	-	306,494
Total	$262,722	$578,917	$54,422	$329,252

(11)	Other assets

Details of other assets as of December 31, 2025 and December 31, 2024 are as follows:

	December 31, 2025		December 31, 2024
	Current	Non-current	Current	Non-current
Prepayments	$35,614	$-	$53,908	$-
Prepaid expenses	227,935	-	20,646	-
Total	$263,548	$-	$74,555	$-

(12)	Equity method investment

Details of investment under the equity method are as follows:

			December 31, 2025		December 31, 2024
	Location	Main business	Ownership	Book value	Ownership	Book value
Taction Co., LTD	Korea	Software development	33.3%	$-	33.3%	$-

The summarized financial information of investment under the equity method as of the closing date and for the current period is as follows:

	As of and for the year ended December 31, 2025
					Comprehensive
	Assets	Liabilities	Revenue	Net loss	loss
Taction Co., LTD	$48,123	$21,203	$-	$(12,958)	$(12,958)

There is no equity method valuation applied on investments in associate for the years ended December 31, 2025 or 2024.

Taction Co., Ltd. was incorporated to engage in software development and IT consulting. As no practical plan to generate revenue and maintain going-concern basis in the foreseeable future was provided, the Parent recognized impairment loss amounting to acquisition cost.

(13)	Equipment and vehicles, net

Equipment and vehicles consist as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Office equipment	$35,138	$26,912
Tools and instruments	23,242	22,687
Machinery and equipment	22,795	22,251
Facilities	369,450	210,613
Vehicles	9,604	9,375
	460,229	291,838
Less accumulated depreciation	(291,099)	(289,504)
Equipment and vehicles, net	$169,130	$2,334

(14)	Goodwill

Changes of goodwill for the years ended December 31, 2025 and 2024 are as follows:

	For the year ended December 31, 2025
	Beginning	Business combination	Impairment loss	Effects of changes in exchange rate	Ending
Goodwill	$24,354,066	$-	$-	$595,740	$24,949,806

	For the year ended December 31, 2024
	Beginning	Business combination	Impairment loss	Effects of changes in exchange rate	Ending
Goodwill	$27,765,222	$-	$-	$(3,411,156)	$24,354,066

(15)	Intangible assets, net

The acquired intangible assets, all of which are being amortized, have an average useful life of approximately 20 years. Intangible assets consist of the following as of December 31, 2025 and December 31, 2024.

	As of December 31, 2025
	Average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Technology license	20 years	$100,221	$94,586	$5,635
Customer relationship	20 years	593,273	355,964	237,309
Patent technology	20 years	168,845,947	26,626,257	142,219,690
		$169,539,441	$27,076,807	$142,462,634

	As of December 31, 2024
	Average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Technology license	20 years	$97,828	$78,439	$19,389
Customer relationship	20 years	579,107	231,643	347,464
Patent technology	20 years	164,814,319	17,124,320	147,690,000
		$165,491,254	$17,434,402	$148,056,852

Accumulated amortization expense for intangible assets is $9,298,838 and $9,630,728 for the years ended December 31, 2025 and 2024, respectively.

(16)	Short-term borrowings and short-term corporate bonds

The Group has a loan agreement with BCM Europe AG and as of December 31, 2025, the outstanding balance was $1,062,091 (3.00% interest rate at December 31, 2025), which matures in 2026.

The Group has multiple loan agreements with an individual and as of December 31, 2025, the outstanding balance was $1,261,380 (0% interest rate at December 31, 2025), which mature various dates in 2026.

The Group has a loan agreement with Duksung Co., Ltd and as of December 31, 2025, the outstanding balance was $650,000 (7.00% interest rate at December 31, 2025), which matures in October 2026.

The Group has a loan agreement with BGLSI and as of December 31, 2025, the outstanding balance was $1,218,000 (0% interest rate at December 31, 2025), which matures in 2026.

The Group has multiple loan agreements with an individual and as of December 31, 2025, the outstanding balance was $105,000 (0% interest rate at December 31, 2025), which mature various dates in 2026.

The Group has a convertible note agreement with White Lion Capital and as of December 31, 2025, the outstanding balance was $46,804 (5.00% interest rate at December 31, 2025), which mature various dates in 2026.

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

Details of convertible note agreement with White Lion Capital issued on May 6, 2025 and outstanding as of December 31, 2025 are as follows:

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

(18)	Leases

The Group has operating leases for properties, including manufacturing plants and offices.

Leases have remaining lease terms of longer than 12 months, some of which include options to extend the lease and some include options to terminate the lease before term. The Group does not assume renewals in our determination of the lease term, unless the renewals are deemed to be reasonably certain as of the commencement date of the lease. Lease agreements do not contain any material residual value guarantees or material variable lease payments.

The Group has entered into various operating leases with a lease term of 12 months or less. The Group has elected to not capitalize leases with a lease term of 12 months or less.

As the rate implicit in most of our leases is not readily determinable, the Group uses its estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments.

The lease expense is included in rent expense of Selling, general and administrative expenses in the consolidated statements of operation and the amounts for the years ended December 31, 2025 and 2024, are as follows:

	Years ended December 31
	2025	2024
Operating lease expense	$54,844	$73,681

Supplemental balance sheet information related to leases is as follows:

	As of December 31
	2025	2024
Operating leases:
Total operating lease right-of-use assets	$60,425	$78,484

Current operating lease liabilities	$46,961	$44,741
Non-current operating lease liabilities	12,551	33,372
Total operating lease liabilities	$59,512	$78,113

Weighted-average remaining lease term
Operating leases	16.3 months	24.1 months

Weighted-average discount rate
Operating leases	16.6%	17.9%

The following table summarizes maturities of lease liabilities in undiscounted basis as of December 31, 2025

2026	$51,223
2027	15,332
Total undiscounted lease payments	66,555
Less imputed interest	(7,043)
Total lease liabilities	$59,512

Other information related to leases as of December 31, 2025 and 2024 were as follows:

	2025	2024
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operations for operating leases	$54,844	$70,734

ROU assets obtained in exchange for lease obligations:
Operating leases	22,097	—

Reductions to ROU assets resulting from reductions to lease obligations:
Operating leases	—	7,532

(19)	Post-employment benefits

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

Meanwhile, expenses recognized by the Group in relation to the defined contribution retirement benefit plan for the years ended December 31, 2025 and 2024 are $405,201 and $122,035, respectively.

(20)	Related party transactions

As of December 31, 2025, the Group’s related parties are as follows:

Type	Related parties
Ultimate parent entity	Bellevue Capital Management LLC
Major shareholder of the Parent	BCM Europe AG
Subsidiaries	RMC, VAXIMM, Darnatein, OSR Holdings Co., Ltd.
Associates	Taction Co., Ltd.
Other related parties	Bellevue Global Life Sciences Investors LLC
Bellevue Global Life Sciences Acquisition Corp

There are no sales and procurement transactions and treasury transactions with related parties for the years ended December 31, 2025 and 2024.

Details of receivables and payables from related party transactions as at December 31, 2025 and December 31, 2024 are as follows:

	December 31, 2025
	Related parties	Short-term borrowings
BCM Europe AG	Major shareholder of the Parent	$1,062,091
Key management	Individuals	1,261,380

	December 31, 2024
	Related parties	Short-term borrowings
BCM Europe AG	Major shareholder of Parent	$860,000
Bellevue Life Sciences Acquisition Corp.	Other related parties	300,000
Key management	Individuals	639,796

Compensations paid or accrued to key management of the Parent for the years ended December 31, 2025 and 2024 are as follows:

	For the years ended
	December 31, 2025	December 31, 2024
Salaries	$589,220	$344,693

The Group’s key management includes registered directors who have important authority and responsibility for planning, operation, and control of the Group’s business activities.

No collateral or guarantee were provided for related parties and were received from related parties as of December 31, 2025 and December 31, 2024.

(21)	Administrative expenses

Details of administrative expenses for the years ended December 31, 2025 and 2024 are as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Salary	$1,470,776	$918,786
Retirement payment	405,201	122,035
Employee benefits	95,383	53,793
Travel expenses	41,846	56,108
Entertainment expenses	43,675	40,589
Communication cost	1,908	2,222
Tax and due	34,495	23,478
Depreciation cost	7,269	60,535
Amortization of intangible assets	9,298,838	9,630,728
Rental cost	97,527	113,472
Repair fee	3,364	140
Insurance cost	16,962	13,170
Vehicle maintenance fee	33,393	33,640
Allowance for expected credit losses	42,257	57,706
Research and development expenses	318,446	161,155
Transportation cost	2,080	3,102
Training cost	1,215	-
Publishing fee	953	375
Office supplies fee	237	294
Consumable cost	11,685	22,507
Commisions and professional fee	6,984,086	1,167,215
Building management fee	17,312	19,608
Advertising expenses	-	2,775
Total	$18,928,908	$12,503,433

(22)	Income taxes

A summary of income tax benefit for the years ended December 31, 2025 and 2024, is as follows:

	Year ended December 31
	2025	2024
Current:
Primary jurisdiction (Republic of Korea)	$1,829,820	$1,563,768
Foreign	—	—
	1,829,820	1,563,768
Deferred:
Primary jurisdiction (Republic of Korea)	—	—
Foreign	—	—
	—	—
Income tax benefits	$1,829,820	$1,563,768

There is no deferred tax recognized in other than net income for the years ended December 31, 2025 and 2024.

The provision for income taxes differs from that computed by applying statutory rates to loss before income taxes. Explanations of the relationship between income tax benefits and accounting loss for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024
Loss before income taxes	$(28,888,361)	$(11,892,678)
Income tax based on statutory tax rate	5,806,050	2,493,699
Adjustments:
Tax credit	-	(1,284)
Special tax for rural areas	-	198
Unrecognized changes in temporary differences	(2,110,974)	(449,656)
Others (changes in effective tax rate)	(1,865,256)	(479,189)
Income tax benefits	$1,829,820	$1,563,768

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these considerations as of December 31, 2025 and 2024, the Company had a full valuation allowance for the net deferred tax assets on one of its Asian subsidiaries and certain of its European subsidiaries. Also, as of December 31, 2025 and 2024, the Company had a partial valuation allowance offsetting certain deferred tax assets of another one of its Asian subsidiaries. Management believes that it is more likely than not that the Company will realize the benefits of the remaining deductible differences, net of valuation allowances, at December 31, 2025.

Items that result in deferred tax assets and liabilities at December 31, 2025 and 2024 are as follows:

	Year ended December 31
	2025	2024
Deferred tax assets:
Account payable (severance)	$35,818	$54,400
Interest payable	80,894	69,942
Amortization of intangible assets	511,742	386,589
Net operating loss carryforward	1,204,917	627,897
Other	(220,736)	(202,597)
Gross Deferred tax assets	1,612,635	936,231
Valuation allowance	(1,412,120)	(844,130)
Total deferred tax assets	200,515	92,101
Deferred tax liabilities:
PPA effect	(27,021,305)	(28,035,508)
Total deferred tax liabilities	(27,021,305)	(28,035,508)
Net deferred tax liabilities	$(26,820,790)	$(27,943,407)

The Company did not have any material uncertain tax positions, which should be recognized in the consolidated financial statements as of December 31, 2025. In addition, the Company did not have any unrecognized tax benefits, which, if recognized, would affect the effective tax rate for the years then ended.

(23)	Loss per share

Basic loss per share for the years ended December 31, 2025 and 2024 are calculated as follows:

	For the year ended December 31
(The United States Dollar in unit and number of shares)	2025	2024
Net loss (A)	$(18,010,899)	$(10,328,910)
Weighted average number of ordinary shares outstanding (B)	19,515,034	2,155,000
Basic loss per ordinary share (A/B)	$(0.92)	$(4.79)

Weighted average number of ordinary shares outstanding for the years ended December 31, 2025 and 2024 are calculated as follows:

	For the year ended December 31
(Number of shares)	2025	2024
Ordinary shares outstanding at the beginning	2,155,000	2,155,000
Changes due to business combination	15,057,959	-
Shares issued due to ELOC	719,100	-
Shares issued due to Convertible note conversion	1,129,663	-
Shares issued due to Warrant conversion	453,312	-
Weighted average number of ordinary shares outstanding	19,515,034	2,155,000

Diluted loss per share for the years ended December 31, 2025 and 2024 are calculated as follows:

	For the year ended December 31
(The United States Dollar in unit and number of shares)	2025	2024
Net loss (A)	$(17,997,745)	$(10,328,910)
Weighted average number of ordinary shares outstanding (B)	22,560,443	2,155,000
Diluted loss per ordinary share (A/B)	$(0.80)	$(4.79)

Weighted average number of ordinary shares including diluted effects outstanding for the years ended December 31, 2025 and 2024 are calculated as follows:

	For the year ended December 31
(Number of shares)	2025	2024
Weighted average number of ordinary shares outstanding beginning	19,515,034	2,155,000
Diluted effect) Convertible bonds conversion effect	444,856	-
Diluted effect) Warrant conversion effect	2,600,553	-
Weighted average number of ordinary shares outstanding	22,560,443	2,155,000

(24)	Commitment and contingencies

The Group has no pending litigation cases arising in the ordinary course of business as of December 31, 2025 and December 31, 2024. OSRK has entered into various contractual commitments related to the acquisition of VAXIMM including a future financial obligation of CHF 28,898 underlying as of December 31, 2025. Meanwhile, both parties have agreed to remove section 6.1.3 of the license agreement that states that in the event of the Parent’s sale to a third party, the Licensor shall reimburse the Licensee for reasonable costs and expenses incurred in the preparation, submission, maintenance, prosecution, and enforcement process.

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

The Group has evaluated subsequent events from the balance sheet date through March 27, 2026, the date at which the consolidated financial statements were available to be issued and determined that there are no other items to disclose, except the following:

(1)	To be updated regarding Woori IO

On January 26, 2026, OSRK completed a comprehensive share exchange with Woori IO Co., Ltd. (“Woori IO”) pursuant to a Share Exchange Agreement dated October 13, 2025. As a result of the share exchange, Woori IO became a wholly-owned subsidiary of the Group. In connection with the transaction, OSRK issued 84,338 shares of registered common stock (par value of KRW 5,000 per share) as newly issued shares.

Woori IO is a medical device company engaged in the development of a non-invasive blood glucose monitoring device based on near-infrared spectroscopy ("NIRS") technology. Woori IO is currently in a technology development collaboration with Samsung Electronics Co., Ltd.

Following the completion of the acquisition of Woori IO, the Group is evaluating potential strategic collaboration initiatives between Woori IO and the Group’s existing medical device distribution subsidiary, RMC.

In addition, pursuant to agreements with Woori IO and its management, OSRK advanced loans of approximately $0.4 million (KRW 640 million) during the year ended December 31, 2025.

(2)	Joinder Agreement for Share Exchange with Non-Participating Shareholders

Pursuant to the Business Combination Agreement, the Group had previously entered into a joinder agreement with certain non-participating shareholders on February 10, 2025, which contemplated a share exchange arrangement. Under this agreement, the non-participating shareholders were entitled to transfer their shares of OSR Holdings Co., Ltd. (“OSRK”) to OSRH in exchange for shares of OSRH upon the occurrence of specified conditions.

Subsequent to the reporting period, certain non-participating shareholders exercised their put options, and an aggregate of 410,721 shares of OSRK were transferred in exchange for 5,323,986 shares of OSRH. The effective date of the share exchange was January 30, 2026.