Form 10-Q
period 2026-03-31
OSR Holdings, Inc.
filed 2026-05-13
CIK 1840425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

As of May 10, 2026, there were 35,104,995 shares of common stock, par value $0.0001 per share issued and outstanding.

 i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OSR HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In the United States Dollar, except share data)

	(Unaudited)	(Unaudited)
	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,566,701	$1,700,273
Trade and other receivables, less allowance for credit losses of $59,190.83 and $62,370.40 as of March 31, 2026 and December 31, 2025, respectively	319,650	392,096
Inventories, net	462,455	196,432
Prepaid income taxes	2,378	1,750
Other current financial assets	259,469	262,722
Other current assets	312,356	263,548
Total current assets	2,923,010	2,816,821

Equipment and vehicles, net	153,508	169,130
Operating lease right-of-use assets, net	46,748	60,425
Intangible assets, net	138,967,817	142,462,634
Goodwill	29,728,552	24,949,806
Other non-current financial assets	178,024	578,917
Deferred tax assets	190,114	200,515
Total assets	$172,187,773	$171,238,247

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowing	$2,224,135	$2,323,471
Short-term corporate bond	2,212,805	2,019,805
Trade and other payables	8,262,578	7,830,104
Accrued expenses	1,125,221	957,879
Operating lease liabilities-current	37,918	46,961
Other current liabilities	978,215	971,445
Income taxes payable	485,191	485,452
Derivative liabilities	2,374,582	2,530,176
Current portion - LT debt	196,896	-
Total current liabilities	17,897,541	17,165,292

Long-term debt	272,914	-
Operating lease liabilities- non-current	8,125	12,551
Other non-current liabilities	66,539	1,697
Deferred tax liabilities	26,551,535	27,021,305
Total liabilities	44,796,655	44,200,845

Stockholders’ equity:
Common stock, $0.0001 par value, Authorized 100,000,000 shares; 33,299,755 shares and 26,597,769 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3,330	2,660
Additional paid-in capital	145,618,062	110,966,975
Accumulated deficit	(40,101,342)	(37,169,881)
Accumulated other comprehensive income	(1,660,820)	3,835,861
Non-controlling interests	23,531,889	49,401,788
Total stockholders’ equity	127,391,119	127,037,403
Total liabilities and stockholders’ equity	$172,187,773	$171,238,247

The accompanying notes are an integral part of the condensed consolidated financial statements.

OSR HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In the United States Dollar)

	Three months ended March 31,
	2026	2025

Net sales	$484,057.41	$761,271.53
Cost of sales	323,776.38	592,585.93
Gross profit	160,281.03	168,685.60
Selling, general, and administrative expenses	3,827,464.56	3,086,511.68
Operating loss	(3,667,183.53)	(2,917,826.08)
Other income (expense):
Interest income	17,475.21	4,317.60
Interest expense	(31,224.22)	(16,398.73)
Other income	4,733.70	26,494.26
Other expenses	(243,289.19)	(8,489,401.10)
Loss before income taxes	(3,919,488.03)	(11,392,814.05)
Income tax benefit	452,313.95	—
Net loss	(3,467,174.08)	(11,392,814.05)
Attributable to:
OSR Holdings Co., Ltd. and subsidiaries	(2,931,461.08)	(11,392,814.05)
Non-controlling interests	(535,713.00)	—

Other comprehensive income for the year, net of tax
Gain on foreign currency translation	(6,501,176.78)	467,075.70
Total comprehensive loss for the year	$(9,968,350.86)	$(10,925,738.35)
Attributable to:
OSR Holdings Co., Ltd. and subsidiaries	(8,428,141.86)	(10,925,738.35)
Non-controlling interests	(1,540,209.00)	—

Loss per share attributable to OSR Holdings Co., Ltd. and subsidiaries
Basic loss per ordinary share	$(0.09)	$(1.04)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OSR HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In the United States Dollar)

	Common stock		Additional paid-in	Retained Earnings (accumulated	Accumulated other comprehensive Income	Non- controlling	Total stockholders’
	Shares	Amounts	capital	deficit)	(loss)	interests	equity
Balance at January 1, 2025	2,155,000	$216	$162,606,449	$(19,173,063)	$(225,386)	$—	$143,208,215
Net loss	—	—	—	(11,392,814)	—	—	(11,392,814)
Foreign currency translation adjustment	—	—	—	—	467,076	—	467,076
Business Combination	17,121,978	1,712	(56,524,226)		—	56,522,514	—
Balance at March 31, 2025	19,276,978	$1,928	$106,082,223	$(30,565,877)	$241,690	$56,522,514	$132,282,477

Balance at January 1, 2026	26,597,769	$2,660	$110,966,975	$(37,169,881)	$3,835,861	$49,401,788	$127,037,403
Net loss	—	—	—	(2,931,461)	—	(535,713)	(3,467,174)
Foreign currency translation adjustment	—	—	—	—	(5,496,681)	(593,377)	(6,090,058)
Business Combination	—	—	27,804,903	—	—	3,916,967	31,721,870
Acquisition of non-controlling shares	5,323,986	532	5,993,946	—	—	(28,657,776)	(22,663,298)
Common stock issued by ELOC program	1,378,000	138	852,237	—	—	—	852,375
Balance at March 31, 2026	33,299,755	$3,330	$145,618,062	$(40,101,342)	$(1,660,820)	$23,531,889	$127,391,119

The accompanying notes are an integral part of the condensed consolidated financial statements.

OSR HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In the United States Dollar)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,467,174.08)	$(11,392,814.05)
Adjustments to reconcile net (loss) income to cash used in operating activities:
Income tax benefit	(452,313.95)	-
Depreciation	7,898.94	377.68
Amortization	2,417,860.23	2,272,817.11
Lease expense	14,332.91	13,423.65
Bad debts	57.42	(1,750.80)
Severance pay	50,492.30	152,087.03
Commissions and professional fees	13,384.01	-
Merger and acquisition costs	-	8,464,578.60
Loss on foreign currency translation	212,229.17	(3,074.59)
Changes in operating assets and liabilities:
Decrease in trade and other receivables	109,121.67	139,567.38
Decrease(increase) in inventories, net	(65,535.27)	189,465.50
Increase in other current assets	(6,216.71)	(11,598.99)
Increase in trade and other payables	11,449.29	22,356.35
Increase in accrued expenses	88,390.30	94,922.04
Decrease in lease liabilities	(10,579.05)	(13,423.65)
Increase in tax payables	30,150.26	34.98
Increase in other liabilities	44,495.64	8,962.47
Net cash used in operating activities	(1,001,956.92)	(64,069.29)

Cash flows from investing activities:

Decrease in deposits	922.77	-
Disposal of equipment and vehicles	-	1,000.38
Increase in long-term loan	-	(14,538.66)
Increase in cash and cash equivalents from business combination	10,754.71	1,199,128.80
Net cash provided by investing activities	11,677.48	1,185,590.52

Cash flows from financing activities:
Proceeds from short-term borrowing	136,503.86	149,381.14
Repayment of short-term borrowing	(39,287.71)	-
Proceeds from issuance of common stock	844,885.56	-
Net cash provided by financing activities	942,101.71	149,381.14
Net change in cash and cash equivalents	(48,177.73)	1,270,902.37
Effects of changes in exchange rate on cash and cash equivalents	(85,393.40)	(16,748.58)
Cash and cash equivalents at beginning of year	1,700,272.51	341,543.11
Cash and cash equivalents at end of year	$1,566,701.38	$1,595,696.90

Supplemental disclosures of cash flow information:
Cash paid for interest	$31,660.11	$16,990.64
Cash paid for income taxes (net of refunds received)	(30,150.26)	(34.98)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OSR HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2026 and 2025

(UNAUDITED)

(1)	Organization and nature of business

OSR Holdings, Inc. (the Company or OSR Holdings) and its subsidiaries (collectively the Group) are a global healthcare company dedicated to advancing healthcare outcomes and improving the quality of life for people and their families. The Group aims to build and develop a robust portfolio of innovative and potentially transformative therapies and healthcare solutions. The Group’s current operating businesses (through the four wholly owned subsidiaries) include (i) developing oral immunotherapies for the treatment of cancer, (ii) developing design-augmented biologics for age-related and other degenerative diseases and (iii) neurovascular intervention medical device and systems distribution in Korea. The Group’s vision is to acquire and operate a portfolio of innovative health-care related companies globally.

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

On February 14, 2025 (the “Closing Date”), the Company consummated its previously announced business combination (the “Business Combination”) with OSR Holdings Co., Ltd., a corporation organized under the laws of the Republic of Korea (“OSRK” or “the Parent”), pursuant to the Amended and Restated Business Combination Agreement dated May 23, 2024, as amended on December 20, 2024 (the “Business Combination Agreement”). The Business Combination Agreement was entered into among the Company, OSRK, and certain OSRK stockholders that executed joinder agreements thereto. In connection with the consummation of the Business Combination, the Company changed its name from “Bellevue Life Sciences Acquisition Corp. or BLAC” to “OSR Holdings, Inc.”

The Business Combination was consummated on February 14, 2025, which, for accounting and reporting purposes under U.S. generally accepted accounting principles (US-GAAP), was treated as the equivalent of OSR Holdings Co., Ltd. exchanging its stock for the net assets of OSR Holdings, Inc., accompanied by an equity recapitalization of OSR Holdings, Inc, which was determined to fall within the scope of Accounting Standards Codification (ASC) 805 Business Combinations. OSR Holdings, Inc. was treated as the acquired company, and its net assets were stated at historical cost, with no goodwill or other intangible assets recorded. The excess of the fair value of shares exchanged to OSR Holdings, Inc. over the fair value of OSR Holdings, Inc’s identifiable net assets acquired represented compensation for the service of a stock exchange listing for its shares and was expensed as incurred. The identifiable net assets were negative $9.3 million, which consists of cash and cash equivalents ($1.2 million), current financial assets ($1.0 million), other assets ($0.1 million), accounts and other payable ($6.2 million), other current financial liabilities ($4.2 million), other liabilities ($1.2 million).

Details of shareholders as of March 31, 2026 are as follows:

Name of Shareholder	Number of ordinary share	Percentage of ownership
Bellevue Global Life Sciences Investors LLC	1,332,500	4.00%
Bellevue Capital Management Europe AG	8,242,636	24.75%
Bellevue Capital Management LLC	3,123,970	9.38%
Joint Protein Central Co., Ltd.	2,603,759	7.82%
Others	17,996,890	54.05%
Total	33,299,755	100.00%

Details of investments in subsidiaries as of March 31, 2026 are as follows:

Name of subsidiary	Share capital	Percentage of ownership	Principal activities
VAXIMM AG (“VAXIMM”)	1,091,203,754	100.00%	Biotech (drug development)
RMC Co., Ltd. (“RMC”)	35,000,000	100.00%	Medical device distribution
Darnatein Co., Ltd. (“Darnatein”)	6,466,667,000	100.00%	Biotech (drug development)
OSR Holdings, Inc. (“OSRI”)	2,826,969	100.00%	NASDAQ Listed Company
Woori-IO Co., Ltd. (“Woori-IO”)	444,455,000	100.00%	Medical device distribution

Key financial information of the subsidiaries at March 31, 2026 are as follows :

Name of subsidiary	Asset	Liability	Equity	Sales	Net Income (loss)
VAXIMM AG	$240,494	$249,695	$(9,201)	$-	$(163,830)
RMC Co.,Ltd	958,220	671,135	287,085	467,110	(11,517)
Darnatein Co.,Ltd	221,377	1,216,024	(994,647)	-	(60,746)
OSR Holdings, Inc.(*1)	58,242,095	13,613,299	44,628,795	-	(682,587)
Woori-IO	303,869	1,377,317	(1,073,448)	16,947	(57,003)

(*1)	Aforementioned above, the Company is treated as the acquired company under ASC 805 Business Combinations. As such, it is shown as subsidiary for the subsidiary investment details.

Summaries of entities, which are newly included in consolidation scope for the periods ended March 31, 2026 and 2025 are as follows:

For the three months ended March 31, 2026
Name of subsidiary	Reason	Type of purchase consideration
Woori-IO Co.,Ltd.	Acquisition (*1)	Equity swap with shares of OSR,Holdings Co.,Ltd.

(*1)	The Parent acquired subsidiary in January 26, 2026 and accounted for the acquisitions at January 1, 2026, which is deemed the acquisition date.

For the three months ended March 31, 2025
Name of subsidiary	Reason	Type of purchase consideration
OSR Holdings, Inc.	Acquisition (*2)	Equity swap with shares of the Parent and OSR inc.’s share

(*2)	The Parent acquired subsidiary in February 2025 and accounted for the acquisitions at March 31, 2025, which is deemed the acquisition date.

(2)	Summary of significant accounting policies

a.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US-GAAP).

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

The Group is a lessee in several noncancellable operating leases, primarily for plants and main offices. The Group does not have any finance lease.

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

q.	Accounting pronouncements adopted as of March 31, 2026

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

r.	Accounting pronouncements issued, but not adopted as of March 31, 2026

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

Credit risk management

Credit risk is the risk of possible losses in an asset portfolio in the events of counterparty’s default, breach of contract and deterioration in the credit quality of the counterparty. For the risk management reporting purposes, the Group manages the credit risk systematically and pursues value maximization and continuous growth of the Group by efficient resource allocation and monitoring non-performing loans. In order to reduce the risks that may occur in transactions with financial institutions, such as cash and cash equivalents and various deposits, the Group conducts transactions only with financial institutions with high creditworthiness. As of March 31, 2026, the Group believes that there are low signs of material default, and the maximum exposure to credit risk as of March 31, 2026 is equal to the book value of financial instruments (excluding cash).

Liquidity risk management

The Group constantly monitors its liquidity positions to ensure that no borrowing limits or commitments are breached to meet operating capital needs. In estimating liquidity, we also take into account external laws or legal requirements, such as the group’s financing plan, compliance with agreements, internal target financial ratios and currency restrictions.

The Group’s liquidity risk analysis details as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026
			Remaining maturity
	Book Value	Cashflow by contract	Within a year	1 year to 3 years	More than 3 years
Financial liabilities	$4,906,750	$4,952,627	$4,679,714	$272,914	$-
Other Payables	9,387,799	9,399,205	9,399,205	-	-
Lease liabilities	46,043	63,103	48,566	14,537	-
Total	$14,340,592	$14,414,936	$14,127,485	$287,451	$-

	December 31, 2025
			Remaining maturity
	Book Value	Cashflow by contract	Within a year	1 year to 3 years	More than 3 years
Borrowings	$4,343,276	$4,388,129	$4,388,129	$-	$-
Other Payables	8,787,983	8,800,013	8,800,013	-	-
Lease liabilities	59,512	66,555	51,223	15,332	-
Total	$13,190,771	$13,254,697	$13,239,365	$15,332	$-

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

The group’s debt ratio as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Net borrowings (A)
Borrowings	$7,281,332	$6,873,451
Lease liabilities	46,043	59,512
Less: cash and cash equivalents	(1,566,701)	(1,700,273)
	5,760,674	5,232,690
Total equity (B)	127,391,119	127,037,403
Net borrowings & Total equity (A+B)	133,151,793	132,270,093

Debt ratio (A / (A+B))	4.3%	4.0%

(5)	Fair value measurements

Book value and fair value of financial instruments

The difference between the carrying amount and fair value of the Group’s financial assets and liabilities as of March 31, 2026 and December 31, 2025 are insignificant.

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

Fair values of the Group’s financial assets and liabilities as of March 31, 2026 and December 31, 2025, which are accounted for at amortized cost, are categorized as Level 3.

Recurring transfer between levels of the fair value hierarchy

Fair value hierarchy classifications of the financial instruments that are measured at fair value level 3 as at March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial liabilities at fair value through profit or loss	$-	$-	$2,374,582	$2,374,582

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial liabilities at fair value through profit or loss	$-	$-	$2,530,176	$2,530,176

Valuation Techniques and the Inputs

Valuation techniques and inputs used in the recurring and non-recurring fair value measurements categorized within Level 3 of the fair value hierarchy as at March 31, 2026 and December 31, 2025 are as follows:

The Group did not change any valuation techniques in determining the fair value, which is categorized within Level 3 of the fair value hierarchy.

	March 31, 2026
	Fair Value	Level	Valuation Techniques	Inputs
Financial liabilities at fair value through profit or loss	$2,374,582	3	Tsiveriotis- Fernandes model	Stock Volatility, Risk-free rate

	December 31, 2025
	Fair Value	Level	Valuation Techniques	Inputs
Financial liabilities at fair value through profit or loss	$2,530,176	3	Tsiveriotis- Fernandes model	Stock Volatility, Risk-free rate

(6)	Financial instruments by category

The carrying value of financial instruments category as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026
Financial assets:	Financial assets at amortized cost	Financial assets at fair value	Financial liabilities at amortized cost	Total
Cash and cash equivalents	$1,566,701	$-	$-	$1,566,701
Trade and other receivables	319,650	-	-	319,650
Other current financial assets	259,469	-	-	259,469
Other non-current financial assets	178,024	-	-	178,024

Financial liabilities:
Trade and other payables	-	-	8,262,578	8,262,578
Accrued expenses	-	-	1,125,221	1,125,221
Current financial liabilities	-	-	4,633,836	4,633,836
Non-current financial liabilities	-	-	272,914	272,914
Derivative liabilities	-	2,374,582	-	2,374,582

	December 31, 2025
Financial assets:	Financial assets at amortized cost	Financial assets at fair value	Financial liabilities at amortized cost	Total
Cash and cash equivalents	$1,700,273	$-	$-	$1,700,273
Trade and other receivables	392,096	-	-	392,096
Other current financial assets	262,722	-	-	262,722
Other non-current financial assets	578,917	-	-	578,917

Financial liabilities:
Trade and other payables	-	-	7,830,104	7,830,104
Accrued expenses	-	-	957,879	957,879
Current financial liabilities	-	-	4,343,276	4,343,276
Derivative liabilities	-	2,530,176	-	2,530,176

Net gains or losses by financial instrument category for the three-months ended March 31, 2026 and 2025 are as follows:

	For the three-month ended March 31, 2026	For the three-month ended March 31, 2025
Amortized cost:
Interest income	$17,475	$4,318
Foreign exchange gains	381	491
Gains on foreign currency translation	1,907	18,582
Interest expense	(31,224)	(16,399)
Losses on foreign currency transaction	(2,067)	(9,274)
Losses on foreign currency translation	(238,308)	(15,507)

(7)	Cash and cash equivalents

The Group considers all money market funds and highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$1,566,701	$1,700,273

(8)	Trade and other receivables, net

All trade receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade receivables are included in net cash provided by operating activities in the statements of cash flows. The Group does not have any off-balance sheet credit exposure related to its customers.

	March 31, 2026	December 31, 2025
Trade receivables	$320,553	$381,674
Less: Allowance for credit losses	(59,191)	(62,370)
Net trade receivables	261,362	319,304
Other receivables	50,834	72,792
Accrued revenue	7,455	-
Total	$319,650	$392,096

(9)	Inventories, net

Inventories consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Merchandised goods	$262,413	$215,971
Finished goods	168,587	-
Raw materials	49,980	-
Less inventory reserves	(18,525)	(19,539)
	$462,455	$196,432

(10)	Other financial assets

Details of other financial assets as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026		December 31, 2025
	Current	Non-current	Current	Non-current
Leasehold guarantee deposits	$52,861	$44,057	$55,753	$22,612
Other deposits	-	2,685	-	1,115
Loan	206,608	131,282	206,969	555,190
Total	$259,469	$178,024	$262,722	$578,917

(11)	Other assets

Details of other assets as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026		December 31, 2025
	Current	Non-current	Current	Non-current
Prepayments	$41,132	$-	$35,614	$-
Prepaid expenses	271,224	-	227,935	-
Total	$312,356	$-	$263,548	$-

(12)	Equity method investment

Details of investment under the equity method are as follows:

			March 31, 2026		December 31, 2025
	Location	Main business	Ownership	Book value	Ownership	Book value
Taction Co., LTD	Korea	Software development	33.3%	$-	33.3%	$-

The summarized financial information of investment under the equity method as of the closing date and for the current period is as follows:

	As of and for the year ended December 31,2025
					Comprehensive
	Assets	Liabilities	Revenue	Net loss	loss
Taction Co., LTD	$48,123	$21,203	$-	$(12,958)	$(12,958)

There is no equity method valuation applied on investments in associate for the three-months ended March 31, 2026 or 2025.

Taction Co., Ltd. was incorporated to engage in software development and IT consulting. As no practical plan to generate revenue and maintain going-concern basis in the foreseeable future was provided, the Parent recognized impairment loss amounting to acquisition cost.

(13)	Equipment and vehicles, net

Equipment and vehicles consist as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Office equipment	$52,328	$35,138
Tools and instruments	22,037	23,242
Machinery and equipment	21,613	22,795
Facilities	310,135	369,450
Vehicles	26,402	9,604
	432,515	460,229
Less accumulated depreciation	(279,007)	(291,099)
Equipment and vehicles, net	$153,508	$169,130

(14)	Goodwill

Changes of goodwill for the three-months ended March 31, 2026 and 2025 are as follows:

	For the three-months ended March 31, 2026
	Beginning	Business combination	Impairment loss	Effects of changes in exchange rate	Ending
Goodwill	$24,949,806	$6,405,124	$-	$(1,626,379)	$29,728,552

	For the three-months ended March 31, 2025
	Beginning	Business combination	Impairment loss	Effects of changes in exchange rate	Ending
Goodwill	$24,354,066	$-	$-	$58,124	$24,412,190

(15)	Intangible assets, net

The acquired intangible assets, all of which are being amortized, have an average useful life of approximately 20 years. Intangible assets consist of the following as of March 31, 2026 and December 31, 2025.

	For the three months ended March 31, 2026
	Average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Technology license	20 years	$98,103	$89,998	$8,105
Customer relationship	20 years	562,500	365,625	196,875
Patent technology	20 years	166,320,339	27,557,502	138,762,837
		$166,980,942	$28,013,125	$138,967,817

	For the three months ended December 31, 2025
	Average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Technology license	20 years	$100,221	$94,586	$5,635
Customer relationship	20 years	593,273	355,964	237,309
Patent technology	20 years	168,845,947	26,626,257	142,219,690
		$169,539,441	$27,076,807	$142,462,634

Accumulated amortization expense for intangible assets is $2,417,860 and $2,272,817 for the three-months ended March 31, 2026 and 2025, respectively.

(16)	Short-term borrowings

The Group has a loan agreement with BCM Europe AG and as of March 31, 2026, the outstanding balance was $860,000 (3.00% interest rate at March 31, 2026), which matures in March 2027.

The Group has multiple loan agreements with an individual and as of March 31, 2026, the outstanding balance was $1,327,629 (0% interest rate at March 31, 2026), which mature various dates in 2026.

The Group has a loan agreement with Duksung Co., Ltd and as of March 31, 2026, the outstanding balance was $650,000 (7.00% interest rate at March 31, 2026), which matures in October 2026.

The Group has a loan agreement with BGLSI and as of March 31, 2026, the outstanding balance was $1,208,000 (0% interest rate at March 31, 2026), which matures in July 2026.

The Group has a loan agreement with Korea Technology Finance Corporation and as of March 31, 2026, the outstanding balance was $62,006 (3.73% interest rate at March 31, 2026), which matures in April 2026.

The Group has a loan agreement with Industrial Bank of Korea and as of March 31, 2026, the outstanding balance was $66,076 (2.60% interest rate at March 31, 2026), which matures in April 2026.

The Group has a loan agreement with KB Kookmin Bank and as of March 31, 2026, the outstanding balance was $73,867 (12.82% interest rate at March 31, 2026), which matures in May 2026.

The Group has a loan agreement with Korea SMEs and Startups Agency and as of March 31, 2026, the outstanding balance was $31,452 (3.73% interest rate at March 31, 2026), which matures in March 2027.

The Group has multiple loan agreements with an individual and as of March 31, 2026, the outstanding balance was $105,000 (0% interest rate at March 31, 2026), which mature various dates in 2026.

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

Details of convertible note agreement with White Lion Capital issued on May 6, 2025 and outstanding as of March 31, 2026 are as follows:

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

The Group has long-term debt agreements with Industrial Bank of Korea and as of March 31, 2026, the total outstanding balance was $99,115 (5.5% interest rate at March 31, 2026), which matures in 2028.

The Group has long-term debt agreements with individuals and as of March 31, 2026, the total outstanding balance was $173,299 (0% interest rate at March 31, 2026), which matures in 2027.

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

Meanwhile, expenses recognized by the Group in relation to the defined contribution retirement benefit plan for the three-months ended March 31, 2026 and 2025 are $3,399 and $194,659, respectively.

(19)	Related party transactions

As of March 31, 2026, the Group’s related parties are as follows:

Type	Related parties
Ultimate parent entity	Bellevue Capital Management LLC
Major shareholder of the Parent	BCM Europe AG
Subsidiaries	RMC, VAXIMM, Darnatein, OSR Holdings Co., Ltd.
Associates	Taction Co., Ltd.
Other related parties	Bellevue Global Life Sciences Investors LLC
Bellevue Global Life Sciences Acquisition Corp

There are no sales and procurement transactions and treasury transactions with related parties for the three-months ended March 31, 2026 and 2025.

Details of receivables and payables from related party transactions as at March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026
	Related parties	Short-term borrowings
BCM Europe AG	Major shareholder of the Parent	$860,000
Bellevue Global Life Sciences Investors LLP	Other related parties	$1,208,000

	December 31, 2025
	Related parties	Short-term borrowings
BCM Europe AG	Major shareholder of the Parent	$1,062,091
Key management	Individuals	1,261,380

Compensations paid or accrued to key management of the Parent for the three months ended March 31, 2026 and 2025 are as follows:

	For the three-month ended
	March 31, 2026	March 31, 2025
Salaries	$150,837	$80,701

The Group’s key management includes registered directors who have important authority and responsibility for planning, operation, and control of the Group’s business activities.

No collateral or guarantee were provided for related parties and were received from related parties as of March 31, 2026 and December 31, 2025.

(20)	Administrative expenses

Details of administrative expenses for the three months ended March 31, 2026 and 2025 are as follows:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Salary	$312,886	$225,182
Retirement payment	49,110	197,325
Employee benefits	16,818	12,970
Travel expenses	14,597	6,226
Entertainment expenses	11,259	5,880
Communication cost	598	426
Tax and due	8,066	5,144
Depreciation cost	7,899	378
Amortization of intangible assets	2,417,860	2,272,817
Rental cost	26,199	28,506
Repair fee	89	102
Insurance cost	4,281	3,164
Vehicle maintenance fee	6,257	6,651
Allowance for expected credit losses	57	(1,751)
Research and development expenses	113,150	90,149
Travel expenses	613	426
Training cost	-	1,165
Publishing fee	17	15
Office supplies fee	919	71
Consumable cost	10,588	15,689
Commissions and professional fee	821,123	211,662
Building management fee	4,984	4,314
Advertising expenses	95	-
Total	$3,827,465	$3,086,512

(21)	Income taxes

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these considerations as of March 31, 2026 and December 31, 2025, the Company had a full valuation allowance for the net deferred tax assets on one of its Asian subsidiaries and certain of its European subsidiaries. Also, as of March 31, 2026 and December 31, 2025, the Company had a partial valuation allowance offsetting certain deferred tax assets of another one of its Asian subsidiaries. Management believes that it is more likely than not that the Company will realize the benefits of the remaining deductible differences, net of valuation allowances, at March 31, 2026 and December 31, 2025.

The Company did not have any material uncertain tax positions, which should be recognized in the condensed consolidated financial statements as of March 31, 2026. In addition, the Company did not have any unrecognized tax benefits, which, if recognized, would affect the effective tax rate for the three months then ended.

(22)	Loss per share

Basic loss per share for the three months ended March 31, 2026 and 2025 are calculated as follows:

(The United States Dollar in unit and number of shares)	For the three months ended March 31
	2026	2025
Net loss (A)	$(2,931,461)	$(11,392,814)
Weighted average number of ordinary shares outstanding (B)	31,212,637	10,906,233
Basic loss per ordinary share (A/B)	$(0.09)	$(1.04)

Weighted average number of ordinary shares outstanding for the three months ended March 31, 2026 and 2025 are calculated as follows:

(Number of shares)	For the three months ended March 31
	2026	2025
Ordinary shares outstanding at the beginning	26,597,769	2,155,000
Changes due to business combination	-	8,751,233
Shares issued due to ELOC	1,006,389	-
Acquisition of non-controlling shares	3,608,479	-
Weighted average number of ordinary shares outstanding	31,212,637	10,906,233

Diluted loss per share for the three months ended March 31, 2026 and 2025 are calculated as follows:

(The United States Dollar in unit and number of shares)	For the three months ended March 31
	2026	2025
Net loss (A)	$(2,573,884)	$(11,392,814)
Weighted average number of ordinary shares outstanding (B)	34,268,883	10,906,233
Diluted loss per ordinary share (A/B)	$(0.08)	$(1.04)

Weighted average number of ordinary shares including diluted effects outstanding for the three months ended March 31, 2026 and 2025 are calculated as follows:

(Number of shares)	For the three months ended March 31
	2026	2025
Weighted average number of ordinary shares outstanding beginning	31,212,637	10,906,233
Diluted effect) Convertible bonds conversion effect	1,794,452	-
Diluted effect) Warrant conversion effect	1,261,794	-
Weighted average number of ordinary shares outstanding	34,268,883	10,906,233

(23)	Business combinations

The Group acquired Woori-IO (a medical device distribution company) (referred as the “Acquiree” herein) as it executes on its business plan to further expand its business by discovering and investing in innovative healthcare companies with cutting-edge technology and creating operating synergies between subsidiaries. As the Parent and the Acquiree former owners exchanged only equity interests in business combination transactions and the acquisition-date fair value of the Parent’s equity interests could not reliably be measured, the Parent determined the amount of goodwill by using the acquisition-date fair value of the Acquiree equity interests instead of the acquisition-date fair value of the shares transferred.

Woori IO Co., Ltd. (“Woori IO”), acquired in 2026, is considered to be a medical device and digital health platform company, which differs from companies that rely solely on a single product or limited pipeline. Woori IO develops noninvasive biosensing technologies for glucose monitoring and broader health applications, including a proprietary near-infrared spectroscopy (“NIRS”)-based system designed for integration into wearable devices.

In line with the “hub-and-spoke” business model of OSR Holdings, Inc., the Parent, through its subsidiary, has obtained control over Woori IO’s biosensing platform, enabling expansion into digital health, wearable technologies, and related applications. The multi-use nature of the platform and expected synergies from integration support the recognition of goodwill in connection with the acquisition.

Details of business combinations that occurred for the three months ended March 31, 2026 and 2025 are as follows:

		For the three months ended March 31, 2026
			Ownership	Total
Acquiree	Main business	Acquisition date	(%)	consideration
Woori-IO	New drug development, etc.	January 1, 2026	100.0%	$10,453,116

Business combination in 2026 – Woori-IO

Details of identifiable assets and liabilities and goodwill, which are recognized as the result of the acquisition of Woori-IO completed during the three months ended March 31, 2026 are set forth in the table below.

Woori-IO
Fair value of total identifiable assets:
Current assets:
Cash and cash equivalents	$10,982
Trade and other receivables	56,497
Inventories	224,406
Other assets	64,810
Non-current assets:
Equipment and vehicles	1,829
Right-of-use assets	10,020
Intangible assets	25,604
394,148
Fair value of total identifiable liabilities:
Current liabilities:
Trade and other payables	371,951
Lease liabilities	506,594
Current other liabilities	14,852
Non-current liabilities:
Severance payment	65,986
Deferred tax liabilities	508,733
1,468,116
Fair value of identifiable net assets	6,566,615
Goodwill	6,405,124
Deferred tax liabilities	(1,444,655)
Purchase consideration transferred (*)	$10,453,116

For the three months ended March 31, 2026, the Group’s condensed consolidated statement of operations included $42,575 of operating loss, which included $15,070 of wages and salaries, from Woori-IO.

The acquisition-date fair value of Woori-IO was measured using the Discount Cash Flow (“DCF”) method and the Risk adjusted Net Present Value (“r-NPV”) method by outside valuation professionals. Key estimations and assumptions used in measuring the fair value of Woori-IO are as follows:

●	16.02% of discount rate (Weighted Average Cost of Capital: WACC) used in discounting operating cashflows

●	Patent technology will generate operating revenue for 20 years

(*1)	OSR ordinary shares issued for purchase consideration of $10,453,116 is 84,338 shares at $124 per share. The number of OSR ordinary shares to be issued was determined based on negotiation with former owners of Woori-IO.

(24)	Commitment and contingencies

The Group has no pending litigation cases arising in the ordinary course of business as of March 31, 2026 and December 31, 2025. The Parent has entered into various contractual commitments related to the acquisition of VAXIMM including a future financial obligation of CHF 28,898 underlying as of March 31, 2026. Meanwhile, both parties have agreed to remove section 6.1.3 of the license agreement that states that in the event of the Parent’s sale to a third party, the Licensor shall reimburse the Licensee for reasonable costs and expenses incurred in the preparation, submission, maintenance, prosecution, and enforcement process.

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

The Group has evaluated subsequent events from the balance sheet date through May 8, 2026, the date at which the condensed consolidated financial statements were available to be issued.

On April 29, 2026, the Company and Vaximm entered into a definitive Global Exclusive License Agreement with BCME, pursuant to which BCME was granted an exclusive, worldwide, sublicensable license to develop and commercialize VXM01. The agreement provides for potential milestone payments of up to approximately $815 million, as well as additional economic terms, including an equity participation right in the form of a put option held by the Company, pursuant to which the Company may require BCME to purchase shares of its common stock under specified conditions. In connection with the foregoing transaction, the parties also entered into a Pledge Agreement pursuant to which BCME and its affiliates pledged their OSR Holdings, Inc. common stock to the Company as collateral security for BCME’s milestone payment obligations under the Global Exclusive License Agreement.

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

Recent Developments

VXM01 License Agreement Update

On March 27, 2026, the Company, together with its wholly owned subsidiary Vaximm AG, entered into a binding term sheet with BCM Europe AG relating to a revised global exclusive license arrangement for VXM01. The term sheet supersedes and replaces the prior agreement dated January 13, 2025.

Additional information is set forth in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 2, 2026, which is incorporated herein by reference.

Subsequently, on April 29, 2026, the Company and Vaximm entered into a definitive Global Exclusive License Agreement with BCME, pursuant to which BCME was granted an exclusive, worldwide, sublicensable license to develop and commercialize VXM01. The agreement provides for potential milestone payments of up to approximately $815 million, as well as additional economic terms, including an equity participation right in the form of a put option held by the Company, pursuant to which the Company may require BCME to purchase shares of its common stock under specified conditions.

In connection with the foregoing transaction, the parties also entered into a Pledge Agreement pursuant to which BCME and its affiliates pledged their OSR Holdings, Inc. common stock to the Company as collateral security for BCME’s milestone payment obligations under the Global Exclusive License Agreement.

Additional information regarding the foregoing is set forth in the Company’s Current Reports on Form 8-K filed with the U.S. Securities and Exchange Commission on April 2, 2026 and April 29, 2026, respectively, which are incorporated herein by reference.

Amendment No. 2 to Common Stock Purchase Agreement

On April 7, 2026, the Company entered into Amendment No. 2 to its Common Stock Purchase Agreement with White Lion Capital, LLC, d/b/a White Lion GBM Innovation Fund, amending the original agreement dated February 25, 2025.

The amendment enhances the Company’s flexibility under its equity line of credit by introducing intraday and fixed purchase notice mechanisms, each subject to specified conditions and based on discounted volume-weighted average price (“VWAP”) formulas. The amendment also provides for related settlement procedures, including generally one business day settlement, and includes certain threshold price adjustment provisions applicable to specific purchase notices.

Additional information regarding this amendment is set forth in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 7, 2026, which is incorporated herein by reference.

Convertible Note Issuance

On April 7, 2026, the Company entered into a Note Purchase Agreement with White Lion Capital, LLC, d/b/a White Lion GBM Innovation Fund (“White Lion”), pursuant to which the Company issued a senior secured convertible promissory note in the principal amount of $1,055,555.55.

In consideration, the Company received $500,000 in cash and a reduction of approximately $2.0 million of outstanding warrant obligations held by White Lion, resulting in the effective cancellation of such warrant.

The note bears interest at 5% per annum, matures nine months from issuance, and is convertible into shares of the Company’s common stock at a fixed conversion price of $1.00 per share, subject to adjustment, or, under certain conditions, at a discounted market-based price. Conversion is generally restricted until six months following issuance, subject to certain exceptions, and is further subject to customary beneficial ownership limitations. The note is secured by substantially all of the Company’s assets and includes customary covenants and events of default.

Additional information regarding the foregoing transactions is set forth in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 7, 2026, which is incorporated herein by reference.

Appointment of Chief Operating Officer

On March 26, 2026, the Board of Directors of OSR Holdings, Inc. approved the appointment of Yeiseok Kim as Chief Operating Officer of the Company, effective April 16, 2026. Mr. Kim previously served as a Senior Analyst at OSR Holdings Co., Ltd., where he was involved in cross-border healthcare investments and pharmaceutical licensing activities.

In connection with his appointment, OSR Holdings Co., Ltd. entered into an amended employment agreement with Mr. Kim, pursuant to which he will receive an annual base salary of KRW 240,000,000, eligibility to participate in the Company’s equity-based compensation plans, and customary executive benefits.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2026

The following tables present OSR Holdings’ statements of operations for the three months ended March 31, 2025 and 2026, and percentage change between the two periods:

	Three Months Ended March 31,
	2025	2026	Change $	Change %
Net Sales:	761,272	484,057	-277,215	-36%
Cost of Sales	592,586	323,776	-268,810	-45%
Gross Profit	168,686	160,281	-8,405	-5%
Expenses:
Selling, general and administrative expenses	3,086,512	3,827,465	740,953	24%
Operating loss	(2,917,826)	(3,667,184)	-749,358	26%
Other income (expense)	(8,474,988)	(252,305)	8,222,683	-97%
Profit (loss) before income taxes	(11,392,814)	(3,919,488)	7,473,326	-66%

Net Sales, Cost of Sales, Gross Profit

OSR Holdings’ net sales, cost of sales, and gross profit are primarily derived from RMC, its subsidiary engaged in the distribution of medical devices, and Woori IO, a manufacturer of non-invasive glucose monitoring devices. However, based on revenues for the first quarter of 2026, approximately 96.5% of total revenue was attributable to RMC. In addition, because Woori IO was first consolidated in the first quarter of 2026, changes compared to the prior-year period were primarily attributable to RMC.

For the three months ended March 31, 2026, OSR Holdings’ net sales decreased by $277,215, or 36%, compared to the same period in the prior year. However, cost of sales decreased at a higher rate of 45%, or $268,810, resulting in a relatively smaller decrease in gross profit of $8,405, or 5%. Overall, the gross profit margin increased from 22% in the first quarter of 2025 to 33% in the first quarter of 2026.

This improvement in profitability was driven by a change in RMC’s contractual arrangement with one of its major suppliers. Specifically, RMC transitioned from a traditional purchase-and-resale model to a consignment-based arrangement under which only commission revenue is recognized. Although the new contract was executed in April 2025, the change began to affect revenue recognition starting in July 2025. Accordingly, management expects this consignment-based model to enhance the stability of gross profit margins in future periods.

Selling, General and Administrative Expenses

For the three months ended March 31, 2026, OSR Holdings’ selling, general and administrative (SG&A) expenses increased by $740,953, or 24%, compared to the same period in the prior year.

Following the completion of the Business Combination on February 14, 2025, various costs associated with fulfilling public company obligations began to increase. The increase was primarily attributable to higher personnel-related expenses, including salaries, severance payments, employee benefits, bonuses, and travel costs. Additional SG&A expenses included amortization of intangible assets, research and development expenses, and professional service fees such as legal, audit, investor relations, and press release costs, as well as non-income taxes, insurance premiums, and employee recruiting and training expenses. The increase was primarily attributable to higher personnel-related costs and professional service fees.

Woori IO accounted for approximately 1% of total SG&A expenses, and therefore the overall impact from its initial inclusion as a newly consolidated subsidiary was immaterial.

Research and Development (R&D) Expenses

OSR Holdings’ research and development (R&D) expenses consist primarily of development costs associated with product candidates in pre-clinical and clinical trial stages, as well as related salary and outsourced service costs. R&D costs are expensed as incurred. Beginning in the second half of 2026, OSR Holdings expects to incur and report R&D-related expenses primarily from its subsidiaries actively engaged in research and development activities at an estimated amount of approximately $2.5 million to $3.0 million per quarter, which could potentially increase to approximately $5.0 million to $6.0 million per quarter in the future.

Operating Loss

For the three months ended March 31, 2026, OSR Holdings’ operating loss increased by $749,358, or 26%, compared to the same period in the prior year.

This increase was at a level generally consistent with the amount and percentage increase in SG&A expenses discussed in the section titled “Selling, General and Administrative Expenses.”

Other Income (Expense)

OSR Holdings’ other income (expense) consists of interest income, interest expense, foreign exchange-related gains and losses, and other non-operating items.

For the three months ended March 31, 2026, the Company recorded net other expenses of $252,305, representing a decrease of $8,222,683, or 97%, compared to the same period in the prior year. This significant decrease was primarily attributable to the one-time recognition of approximately $8.5 million in merger-related expenses incurred in connection with the Business Combination completed on February 14, 2025, which was recognized only during the first quarter of 2025.

Loss Before Income Taxes

For the three months ended March 31, 2026, OSR Holdings’ loss before income taxes decreased by $7,473,326, or 66%, compared to the same period in the prior year. As previously discussed, this decrease was primarily attributable to the one-time recognition of approximately $8.5 million in merger-related expenses incurred in connection with the Business Combination completed on February 14, 2025, which was recognized during the first quarter of 2025.

Liquidity and Capital Resources

Since its inception through March 31, 2026, OSR Holdings has incurred significant operating losses and negative cash flows from operating activities. The Company recorded an operating loss of approximately $18.33 million for the year ended December 31, 2025, compared to an operating loss of approximately $11.69 million for the same period in 2024. In addition, the Company recorded an operating loss of approximately $3.67 million during the first quarter of 2026. As of March 31, 2026, OSR Holdings had an accumulated deficit of approximately $40.10 million.

To date, OSR Holdings has funded its operations primarily through the issuance of common stock and convertible bonds, bank borrowings, loans from affiliates, and, to a lesser extent, product revenue generated by its subsidiary, RMC. As of March 31, 2026, the Company had cash and cash equivalents of approximately $1.57 million, consisting primarily of bank deposits.

The Company incurred significant expenses in connection with the Business Combination and the filing of its Form S-4 registration statement, which, together with other general operating expenses, reduced the funds available for operations and created an urgent need for additional capital. In response, in February 2025, OSR Holdings entered into an equity line of credit (“ELOC”) agreement with an investor, providing for up to $80 million in potential capital. As of March 31, 2026, the Company had issued a total of 3,070,500 shares under the ELOC, raising gross proceeds of $2.11 million. In addition, the Company has executed or is exploring various financing initiatives through the issuance of warrants and notes.

OSR Holdings expects to continue utilizing the ELOC until the end of the Commitment Period (December 31, 2026) as set forth in the ELOC Agreement with White Lion. However, the Company intends to exercise a higher level of prudence and control in the execution of the ELOC in order to minimize the dilution and price impact it may have on the market for the Company’s equity securities. In addition, the Company plans to implement new equity financing facilities that are generally considered less dilutive and more controllable than ELOC arrangements, such as an At-the-Market (“ATM”) offering.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, management concluded that material weaknesses in internal control over financial reporting existed as of December 31, 2025, including deficiencies relating to (i) the completeness and accuracy of liabilities and (ii) the sufficiency of personnel within the accounting and financial reporting function. As a result of these material weaknesses, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025.

As of March 31, 2026, these material weaknesses have not been fully remediated. Accordingly, management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026.

Management continues to implement remediation measures to address the identified material weaknesses. These measures include, among other things, enhancing review and approval procedures over financial reporting, strengthening processes related to the identification and recording of liabilities, and augmenting accounting and financial reporting personnel.

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In March and May of 2025, Company Management became aware of a civil action filed against the Company by Benjamin Securities, Inc., in Supreme Court, New York County, seeking $425,000.00 in brokerage fees and costs that the plaintiff alleges are due and owing. As of March 31, 2026, the matter remains pending.

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

Item 1A. Risk Factors

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 31, 2026 (or “2025 Annual Report”), and in the other reports we file with the SEC before making a decision to invest in our securities. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report or we could face liquidation. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described in our 2025 Annual Report and below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. Except as disclosed below, there have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchase Agreement

As previously disclosed on the Company’s Current Report on Form 8-K filed on February 28, 2025, on February 25, 2025, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion GBM Innovation Fund (“White Lion”), which agreements were subsequently amended, as disclosed in the Company’s Current Reports on Form 8-K filed on May 12, 2025 and April 9, 2026. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Common Stock Purchase Agreement, as amended.

Shares of Common Stock issuable under the Common Stock Purchase Agreement have been registered for resale by the selling stockholder pursuant to the Company’s registration statement on Form S-1, initially filed with the Securities and Exchange Commission on May 28, 2025 and subsequently amended by Amendment No. 1 to Form S-1 filed on June 10, 2025.

Pursuant to the Common Stock Purchase Agreement, as amended, the Company has the right, but not the obligation, to require White Lion to purchase, from time to time, shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), in an aggregate gross purchase price of up to the lesser of (i) $78,900,000 and (ii) the Exchange Cap, in each case, subject to certain limitations and conditions set forth therein.

As further amended on April 7, 2026, the Common Stock Purchase Agreement was modified to revise certain defined terms, including “Purchase Notice” and “Purchase Notice Limit,” and to introduce additional purchase notice mechanisms, including intraday purchase notices and fixed purchase notices, providing the Company with enhanced flexibility in accessing the equity line.

The Company intends to use the net proceeds from any sales of Common Stock under the Common Stock Purchase Agreement for general corporate purposes, including working capital, research and development, and other operating expenses.

For the three months ended March 31, 2026, the Company issued an aggregate of 1,378,000 shares of its Common Stock under the Common Stock Purchase Agreement for gross proceeds of approximately $0.85 million.

Warrant and Convertible Promissory Notes

In connection with the foregoing financing arrangements, on May 12, 2025, the Company issued to White Lion (i) a warrant to purchase shares of Common Stock with an aggregate value of up to approximately $4.0 million (the “2025 Warrant”) and (ii) convertible promissory notes with an aggregate funding amount of approximately $1.0 million (the “2025 Note”). As of March 31, 2026, a portion of the 2025 Warrant remained outstanding with an aggregate value of $2,019,290, and the 2025 Note had been fully repaid.

Subsequently, on April 7, 2026, the Company entered into a Note Purchase Agreement with White Lion, pursuant to which the Company issued a senior secured convertible promissory note in the principal amount of $1,055,555.55 (the “2026 Note”). In consideration for the issuance of the 2026 Note, the Company received (i) $500,000 in cash and (ii) a reduction of $2,019,290 of amounts outstanding under 2025 Warrant agreement, resulting in such warrant having no remaining value.

The 2026 Note described above was issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder, as a transaction not involving a public offering.

A more detailed discussion of the foregoing financing arrangements is included in Part II, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are being filed herewith, or incorporated by reference into, this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit No.	Description
10.1	Global Exclusive License Agreement, dated April 29, 2026 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2026 and incorporated herein by reference)
10.2	Pledge Agreement, dated April 29, 2026 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2026 and incorporated herein by reference)
10.3	Amendment No. 2 to Common Stock Purchase Agreement, dated April 7, 2026 between OSR Holdings, Inc. and White Lion Capital LLC. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 9, 2026 and incorporated herein by reference)
10.4	Note Purchase Agreement, dated April 7, 2026, between OSR Holdings, Inc. and White Lion Capital LLC. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 9, 2026 and incorporated herein by reference)
10.5	Senior Secured Convertible Promissory Note, dated April 7, 2026, between OSR Holdings, Inc. and White Lion Capital LLC. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 9, 2026 and incorporated herein by reference)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 13, 2026

OSR HOLDINGS, INC.

By:	/s/ Kuk Hyoun Hwang
	Name:	Kuk Hyoun Hwang
	Title:	Chief Executive Officer

By:	/s/ Gihyoun Bang
	Name:	Gihyoun Bang
	Title:	Chief Financial Officer