Form 10-Q
period 2026-06-30
OSR Health, Inc.
filed 2026-08-14
CIK 1840425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

OSR HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-41390	84-5052822
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

10900 NE 4th Street, Suite 2300 Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)

(425) 635-7700

(Registrant’s telephone number, including area code)

OSR HOLDINGS, INC.

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

As of August 10, 2026, there were 35,118,692 shares of common stock, par value $0.0001 per share issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OSR HEALTH, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In the United States Dollar, except share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,499,603	$1,700,273
Trade and other receivables, less allowance for credit losses of $60,013.69 and $62,370.40 as of June 30, 2026 and December 31, 2025, respectively	244,103	392,096
Inventories, net	594,287	196,432
Prepaid income taxes	4	1,750
Other current financial assets	155,693	262,722
Other current assets	371,847	263,548
Total current assets	2,865,536	2,816,821

Equipment and vehicles, net	142,284	169,130
Operating lease right-of-use assets, net	34,584	60,425
Intangible assets, net	134,141,267	142,462,634
Goodwill	29,186,630	24,949,806
Other non-current financial assets	66,410	578,917
Deferred tax assets	186,648	200,515
Total assets	$166,623,360	$171,238,247

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowing	$2,099,598	$2,323,471
Short-term corporate bond	2,785,000	2,019,805
Trade and other payables	8,005,390	7,830,104
Accrued expenses	1,088,888	957,879
Operating lease liabilities-current	30,248	46,961
Other current liabilities	966,700	971,445
Income taxes payable	485,191	485,452
Derivative liabilities	—	2,530,176
Current portion - LT debt	272,701	—
Total current liabilities	15,733,716	17,165,292

Long-term debt	271,349	—
Operating lease liabilities- non-current	3,889	12,551
Other non-current liabilities	66,603	1,697
Deferred tax liabilities	25,638,986	27,021,305
Total liabilities	41,714,542	44,200,845

Stockholders’ equity:
Common stock, $0.0001 par value, Authorized 100,000,000 shares; 35,118,692 shares and 26,597,769 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3,512	2,660
Additional paid-in capital	147,292,204	110,966,975
Accumulated deficit	(40,950,247)	(37,169,881)
Accumulated other comprehensive income	(2,077,900)	3,835,861
Non-controlling interests	20,641,249	49,401,788
Total stockholders’ equity	124,908,818	127,037,403
Total liabilities and stockholders’ equity	$166,623,360	$171,238,247

The accompanying notes are an integral part of the condensed consolidated financial statements.

OSR HEALTH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In the United States Dollar)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Net sales	$315,669	$1,135,517	$799,727	$1,896,789
Cost of sales	229,065	1,102,735	552,841	1,695,321
Gross profit	86,605	32,782	246,886	201,468
Selling, general, and administrative expenses	3,119,519	5,261,960	6,946,984	8,348,471
Operating loss	(3,032,915)	(5,229,177)	(6,700,098)	(8,147,004)
Other income (expense):
Interest income	1,501	24,572	18,977	28,890
Interest expense	(12,703)	(36,930)	(43,927)	(53,328)
Other income	1,799,599	223,297	1,804,333	249,791
Other expenses	(199,024)	(206,960)	(442,313)	(8,696,361)
Loss before income taxes	(1,443,541)	(5,225,198)	(5,363,029)	(16,618,012)
Income tax benefit	439,503	—	891,817	—
Net loss	(1,004,038)	(5,225,198)	(4,471,212)	(16,618,012)
Attributable to:
OSR Health, Inc. and subsidiaries	(848,905)	331,414	(3,780,366)	(11,061,400)
Non-controlling interests	(155,133)	(5,556,612)	(690,846)	(5,556,612)

Other comprehensive income for the period, net of tax
Gain on foreign currency translation	(3,152,587)	6,737,816	(9,242,645)	7,204,892
Total comprehensive income(loss) for the period	$(4,156,625)	$1,512,618	$(13,713,857)	$(9,413,120)
Attributable to:
OSR Health, Inc. and subsidiaries	(1,265,985)	4,660,110	(9,694,127)	(6,265,628)
Non-controlling interests	(2,890,640)	(3,147,492)	(4,019,730)	(3,147,492)

Income(loss) per share attributable to OSR Health, Inc. and subsidiaries
Basic income(loss) per ordinary share	$(0.02)	$0.02	$(0.11)	$(0.73)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OSR HEALTH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In the United States Dollar)

	Common stock		Additional paid-in	Retained Earnings (accumulated	Accumulated other comprehensive Income	Non- controlling	Total stockholders’
	Shares	Amounts	capital	deficit)	(loss)	interests	equity
Balance at January 1, 2025	2,155,000	$216	$162,606,449	$(19,173,063)	$(225,386)	$—	$143,208,215
Net loss	—	—	—	(11,392,814)	—	—	(11,392,814)
Foreign currency translation adjustment	—	—	—	—	467,076	—	467,076
Business Combination	17,121,978	1,712	(56,524,226)	—	—	56,522,514	—
Balance at March 31, 2025	19,276,978	$1,928	$106,082,223	$(30,565,877)	$241,690	$56,522,514	$132,282,477

Balance at April 1, 2025	19,276,978	$1,928	$106,082,223	$(30,565,877)	$241,690	$56,522,514	$132,282,477
Net gain(loss)	—	—	—	331,414	—	(5,556,612)	(5,225,198)
Changes in Excise tax	—	—	—	59,145	—	—	59,145
Foreign currency translation adjustment	—	—	—	—	6,737,816	4,484,754	11,222,570
Issuance of share capital	529,481	53	813,998	—	—	—	814,051
Balance at June 30, 2025	19,806,459	$1,981	$106,896,221	$(30,175,318)	$6,979,506	$55,450,656	$139,153,045

Balance at January 1, 2026	26,597,769	$2,660	$110,966,975	$(37,169,881)	$3,835,861	$49,401,788	$127,037,403
Net loss	—	—	—	(2,931,461)	—	(535,713)	(3,467,174)
Foreign currency translation adjustment	—	—	—	—	(5,496,681)	(593,377)	(6,090,058)
Business Combination	—	—	5,993,946	—	—	3,916,967	9,910,913
Acquisition of non-controlling shares	5,323,986	532	27,804,903	—	—	(28,657,776)	(852,341)
Common stock issued by ELOC program	1,378,000	138	852,237	—	—	—	852,375
Balance at March 31, 2026	33,299,755	$3,330	$145,618,062	$(40,101,342)	$(1,660,820)	$23,531,889	$127,391,119

Balance at April 1, 2026	33,299,755	$3,330	$145,618,062	$(40,101,342)	$(1,660,820)	$23,531,889	$127,391,119
Net loss	—	—	—	(848,905)	—	(155,133)	(1,004,038)
Foreign currency translation adjustment	—	—	—	—	(417,080)	(2,735,507)	(3,152,587)
Common stock issued by ELOC program	1,818,937	182	1,674,142	—	—	—	1,674,324
Balance at June 30, 2026	35,118,692	$3,512	$147,292,204	$(40,950,247)	$(2,077,900)	$20,641,249	$124,908,818

The accompanying notes are an integral part of the condensed consolidated financial statements.

OSR HEALTH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In the United States Dollar)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,471,212)	$(16,618,012)
Adjustments to reconcile net loss to cash used in operating activities:
Income tax benefit	(891,817)	-
Depreciation	17,507	581
Amortization	4,771,194	4,624,214
Loss on inventory valuation	-	(12,409)
Lease expense	26,283	27,312
Bad debts	2,032	(3,726)
Severance pay	68,547	207,470
Commissions and professional fees	17,946	620,239
Loss on change in fair value of financial liabilities	-	23,440
Merger and acquisition costs	-	8,611,114
Loss on foreign currency translation	333,281	15,993
Gain on change in fair value of financial liabilities	-	(23,943)
Gain on foreign currency translation	(2,845)	(169,516)
Changes in operating assets and liabilities:
Decrease in trade and other receivables	169,180	250,958
Decrease in inventories, net	(210,421)	772,811
Decrease (increase) in other current assets	(73,856)	8,586
Increase (decrease) in trade and other payables	(958,710)	1,031,354
Increase in accrued expenses	56,373	159,551
Decrease in lease liabilities	(18,196)	(27,312)
Increase (decrease) in tax payables	41,389	40
Decrease in other liabilities	(2,299,156)	(45,421)
Net cash used in operating activities	(3,422,481)	(546,678)

Cash flows from investing activities:

Decrease in deposits	17,759	-
Disposal of equipment and vehicles	-	1,018
Purchase of equipment and vehicles	-	(2,681)
Increase in long-term loan	(105,026)	(561,057)
Increase in cash and cash equivalents from business combination	10,619	1,219,888
Net cash provided by(used in) investing activities	(76,648)	657,167

Cash flows from financing activities:
Proceeds from short-term borrowing	357,404	1,087,873
Repayment of long-term debt	-	(512,273)
Repayment of short-term borrowing	(75,041)	(318,369)
Repayment of short-term corporate bonds	(72,462)	-
Issuance of convertible bonds	1,096,566	1,076,239
Repayment of convertible bonds	-	(292,608)
Proceeds from issuance of common stock	2,108,632	-
Net cash provided by financing activities	3,415,098	1,040,863
Net change in cash and cash equivalents	(84,031)	1,151,352
Effects of changes in exchange rate on cash and cash equivalents	(116,639)	91,511
Cash and cash equivalents at beginning of period	1,700,273	341,543
Cash and cash equivalents at end of period	$1,499,603	$1,584,406

Supplemental disclosures of cash flow information:
Cash paid for interest	$44,100	$53,931
Cash paid for income taxes (net of refunds received)	41,389	(40)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OSR HEALTH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2026 and 2025

(UNAUDITED)

(1)	Organization and nature of business

OSR Health, Inc. (the Company or OSR Health) and its subsidiaries (collectively the Group) are a global healthcare company dedicated to advancing healthcare outcomes and improving the quality of life for people and their families. The Group aims to build and develop a robust portfolio of innovative and potentially transformative therapies and healthcare solutions. The Group’s current operating businesses (through the five wholly owned subsidiaries) include (i) developing oral immunotherapies for the treatment of cancer, (ii) developing design-augmented biologics for age-related and other degenerative diseases and (iii) neurovascular intervention medical device and systems distribution in Korea, and (iv) developing non-invasive biosensing technologies for blood glucose monitoring in Korea. The Group’s vision is to acquire and operate a portfolio of innovative health-care related companies globally.

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

Effective June 11, 2026, the Company changed its corporate name from “OSR Holdings, Inc.” to “OSR Health, Inc.” The name change did not amend any other provision of the Company’s certificate of incorporation or alter the terms of the Company’s common stock or warrants, which continue to trade on The Nasdaq Stock Market LLC under the symbols “OSRH” and “OSRHW,” respectively.

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

Details of shareholders as of June 30, 2026 are as follows:

Name of Shareholder	Number of ordinary share	Percentage of ownership
Bellevue Global Life Sciences Investors LLC	1,332,500	3.79%
Bellevue Capital Management Europe AG	8,612,636	24.52%
Bellevue Capital Management LLC	3,123,970	8.90%
Senyon Choe	3,953,574	11.26%
Others	18,096,012	51.53%
Total	35,118,692	100.00%

Details of investments in subsidiaries as of June 30, 2026 are as follows:

Name of subsidiary	Share capital	Percentage of ownership	Principal activities	Country of incorporation
VAXIMM AG (“VAXIMM”)	707,884	100%	Biotech (drug development)	Switzerland
RMC Co., Ltd. (“RMC”)	22,705	100%	Medical device distribution	Republic of Korea
Darnatein Co., Ltd. (“Darnatein”)	4,195,048	100%	Biotech (drug development)	Republic of Korea
OSR Health, Inc. (“OSRI”)	3,299	100%	NASDAQ Listed Company	The United States
Woori-IO Co., Ltd. (“Woori-IO”)	288,326	100%	Medical device development	Republic of Korea

Key financial information of the subsidiaries at June 30, 2026 are as follows :

Name of subsidiary	Asset	Liability	Equity	Sales	Net Income (loss)
VAXIMM AG	$244,068	$267,049	$(22,981)	$—	$(359,739)
RMC Co.,Ltd	957,772	772,028	185,744	782,993	(111,213)
Darnatein Co.,Ltd	180,088	1,201,957	(1,021,869)	—	(107,096)
OSR Health, Inc.(*1)	58,893,755	11,733,846	47,159,909	—	1,044,681
Woori-IO	276,956	1,382,582	(1,105,626)	16,734	(110,042)

(*1)	Aforementioned above, the Company is treated as the acquired company under ASC 805 Business Combinations. As such, it is shown as subsidiary for the subsidiary investment details.

Summaries of entities, which are newly included in consolidation scope for the periods ended June 30, 2026 and 2025 are as follows:

For the six months ended June 30, 2026
Name of subsidiary	Reason	Type of purchase consideration
Woori-IO Co.,Ltd.	Acquisition (*1)	Equity swap with shares of OSR Holdings Co.,Ltd.

(*1) The Parent acquired subsidiary in January 26, 2026 and accounted for the acquisitions at January 1, 2026, which is deemed the acquisition date.

For the six months ended June 30, 2025
Name of subsidiary	Reason	Type of purchase consideration
OSR Health, Inc.	Acquisition (*2)	Equity swap with shares of the Parent and OSR inc.’s share

(*2) The Parent acquired subsidiary in February 2025 and accounted for the acquisitions at March 31, 2025, which is deemed the acquisition date.

(2)	Summary of significant accounting policies

a.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US-GAAP).

b.	Principle of consolidation

The condensed consolidated financial statements include the accounts of OSR Health, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

c.	Reclassifications

The Company has reclassified certain amounts relating to its prior period results to conform to its current-period presentation. These reclassifications have not changed the results of operations of prior periods.

d.	Use of estimates

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

e.	Cash and cash equivalents

The Group considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash equivalents.

f.	Allowance for credit losses

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

g.	Accounts receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in cash flows from operating activities in the condensed consolidated statements of cash flows.

h.	Inventories

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

i.	Equipment and vehicles

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

Depreciation of all equipment and vehicles is calculated using the straight-line method to allocate their cost or revalued amounts, net of their residual values, over their estimated useful lives as follows:

Estimated useful lives
Vehicle	5 years
Office equipment	5 years
Facility equipment	3 to 13 years

The assets’ depreciation method, residual values and useful lives are reviewed, and adjusted if appropriate, at the end of each reporting period.

j.	Goodwill and intangible assets

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

k.	Impairment of long-lived assets

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

l.	Leases

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

●	For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

●	ROU assets are periodically reduced by impairment losses. The Group uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.

●	The Group monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in profit or loss.

●	Operating lease ROU assets are presented as operating lease right of use assets on the condensed consolidated balance sheets. The current portion of operating lease liabilities are presented separately on the condensed consolidated balance sheets.

The Group has elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less. The Group recognizes the lease payments associated with its short-term leases as an expense on a straight-line basis over the lease term.

m.	Foreign currency translation

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

n.	Revenue recognition

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

o.	Income taxes

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

p.	Fair value measurements

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

q.	Compound Financial Instruments

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

r.	Accounting pronouncements adopted as of June 30, 2026

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosure of significant segment expenses on an annual and interim basis. This ASU will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Group adopted this ASU as of January 1, 2025 and there is no impact on the Group’s consolidated financial statements.

s.	Accounting pronouncements issued, but not adopted as of June 30, 2026

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

Credit risk management

Credit risk is the risk of possible losses in an asset portfolio in the events of counterparty’s default, breach of contract and deterioration in the credit quality of the counterparty. For the risk management reporting purposes, the Group manages the credit risk systematically and pursues value maximization and continuous growth of the Group by efficient resource allocation and monitoring non-performing loans. In order to reduce the risks that may occur in transactions with financial institutions, such as cash and cash equivalents and various deposits, the Group conducts transactions only with financial institutions with high creditworthiness. As of June 30, 2026, the Group believes that there are low signs of material default, and the maximum exposure to credit risk as of June 30, 2026 is equal to the book value of financial instruments (excluding cash).

Liquidity risk management

The Group constantly monitors its liquidity positions to ensure that no borrowing limits or commitments are breached to meet operating capital needs. In estimating liquidity, we also take into account external laws or legal requirements, such as the group’s financing plan, compliance with agreements, internal target financial ratios and currency restrictions.

The Group’s liquidity risk analysis details as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026
			Remaining maturity
	Book Value	Cashflow by contract	Within a year	1 year to 3 years	More than 3 years

Borrowings	$5,428,648	$5,479,958	$5,212,019	$267,939	$-
Other Payables	9,094,278	9,114,230	9,114,230	-	-
Lease liabilities	34,137	41,518	32,112	9,406	-
Total	$14,557,063	$14,635,706	$14,358,361	$277,345	$-

	December 31, 2025
			Remaining maturity
	Book Value	Cashflow by contract	Within a year	1 year to 3 years	More than 3 years

Borrowings	$4,343,276	$4,388,129	$4,388,129	$-	$-
Other Payables	8,787,983	8,800,013	8,800,013	-	-
Lease liabilities	59,512	66,555	51,223	15,332	-
Total	$13,190,771	$13,254,697	$13,239,365	$15,332	$-

Capital risk management

Capital includes issued capital, share premium and all other equity reserves attributable to the equity holders of the Group. The primary objective of the Group’s capital management is to maximize the shareholder value.

The Group manages its capital structure and makes adjustments in light of changes in economic conditions and the requirements of the financial covenants. To maintain or adjust the capital structure, the Group may adjust the dividend payment to shareholders, return capital to shareholders or issue new shares. The Group uses the debt ratio as a capital management indicator. This ratio is calculated by dividing total liabilities by net borrowings and total equity, and total liabilities and total equity are calculated based on the amounts in the Group’s consolidated financial statements.

The group’s debt ratio as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Net borrowings (A)
Borrowings	$5,428,648	$6,873,451
Lease liabilities	34,137	59,512
Less: cash and cash equivalents	(1,499,603)	(1,700,273)
	3,963,182	5,232,690
Total equity (B)	124,908,818	127,037,403
Net borrowings & Total equity (A+B)	128,872,000	132,270,093

Debt ratio (A / (A+B))	3.1%	4.0%

(5)	Fair value measurements

Book value and fair value of financial instruments

The difference between the carrying amount and fair value of the Group’s financial assets and liabilities as of June 30, 2026 and December 31, 2025 are insignificant.

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

Fair values of the Group’s financial assets and liabilities as of June 30, 2026 and December 31, 2025, which are accounted for at amortized cost, are categorized as Level 3.

Recurring transfer between levels of the fair value hierarchy

Fair value hierarchy classifications of the financial instruments that are measured at fair value level 3 as at June 30, 2026 and December 31, 2025 are as follows:

June 30, 2026
	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial liabilities at fair value through profit or loss	$-	$-	$-	$-

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial liabilities at fair value through profit or loss	$-	$-	$2,530,176	$2,530,176

(6)	Financial instruments by category

The carrying value of financial instruments category as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026
Financial assets:	Financial assets at amortized cost	Financial assets at fair value	Financial liabilities at amortized cost	Total
Cash and cash equivalents	$1,499,603	$-	-	$1,499,603
Trade and other receivables	244,103	-	-	244,103
Other current financial assets	155,693	-	-	155,693
Other non-current financial assets	66,410	-	-	66,410
Financial liabilities:
Trade and other payables	-	-	8,005,390	8,005,390
Accrued expenses	-	-	1,088,888	1,088,888
Current financial liabilities	-	-	5,157,298	5,157,298
Non-current financial liabilities	-	-	271,349	271,349

	December 31, 2025
Financial assets:	Financial assets at amortized cost	Financial assets at fair value	Financial liabilities at amortized cost	Total
Cash and cash equivalents	$1,700,273	$-	$-	$1,700,273
Trade and other receivables	392,096	-	-	392,096
Other current financial assets	262,722	-	-	262,722
Other non-current financial assets	578,917	-	-	578,917
Financial liabilities:
Trade and other payables	-	-	7,830,104	7,830,104
Accrued expenses	-	-	957,879	957,879
Current financial liabilities	-	-	4,343,276	4,343,276
Derivative liabilities	-	2,530,176	-	2,530,176

Net gains or losses by financial instrument category for the six-months ended June 30, 2026 and 2025 are as follows:

	For the six-month ended June 30, 2026	For the six-month ended June 30, 2025
Amortized cost:
Interest income	18,977	28,890
Foreign exchange gains	2,121	36,925
Gains on foreign currency translation	2,845	169,516
Interest expense	(43,927)	(53,328)
Losses on foreign currency transaction	(4,216)	(45,666)
Losses on foreign currency translation	(435,220)	(16,098)

Financial liabilities measured at fair value through profit and loss:
Realized gain on financial liabilities measured at fair value	1,798,064	-
Gains on change in fair value of financial liabilities	-	23,943
Losses on change in fair value of financial liabilities	-	(23,440)

(7)	Cash and cash equivalents

The Group considers all money market funds and highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$1,499,603	$1,700,273

(8)	Trade and other receivables, net

All trade receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade receivables are included in net cash provided by operating activities in the statements of cash flows. The Group does not have any off-balance sheet credit exposure related to its customers.

	June 30, 2026	December 31, 2025
Trade receivables	$248,815	$381,674
Less: Allowance for credit losses	(60,014)	(62,370)
Net trade receivables	188,802	319,304
Other receivables	55,301	72,792
Total	$244,103	$392,096

(9)	Inventories, net

Inventories consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Merchandised goods	$388,161	$215,971
Finished goods	175,245	-
Raw materials	49,069	-
Less inventory reserves	(18,187)	(19,539)
	$594,287	$196,432

(10)	Other financial assets

Details of other financial assets as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026		December 31, 2025
	Current	Non-current	Current	Non-current
Leasehold guarantee deposits	$51,898	$27,196	$55,753	$22,612
Other deposits	-	2,636	-	1,115
Loan	103,795	36,578	206,969	555,190
Total	$155,693	$66,410	$262,722	$578,917

(11)	Other assets

Details of other assets as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026		December 31, 2025
	Current	Non-current	Current	Non-current
Prepayments	$49,457	$-	$35,614	$-
Prepaid expenses	322,390	-	227,935	-
Total	$371,847	$-	$263,548	$-

(12)	Equity method investment

Details of investment under the equity method are as follows:

			June 30, 2026		December 31, 2025
	Location	Main business	Ownership	Book value	Ownership	Book value
Taction Co., LTD	Korea	Software development	33.0%	$-	33.3%	$-

The summarized financial information of investment under the equity method as of the closing date and for the current period is as follows:

	As of and for the year ended December 31, 2025
					Comprehensive
	Assets	Liabilities	Revenue	Net loss	loss
Taction Co., LTD	$48,123	$21,203	$-	$(12,958)	$(12,958)

There is no equity method valuation applied on investments in associate for the six-months ended June 30, 2026 or 2025.

Taction Co., Ltd. was incorporated to engage in software development and IT consulting. As no practical plan to generate revenue and maintain going-concern basis in the foreseeable future was provided, the Parent recognized impairment loss amounting to acquisition cost.

(13)	Equipment and vehicles, net

Equipment and vehicles consist as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Office equipment	$51,374	$35,138
Tools and instruments	21,635	23,242
Machinery and equipment	21,219	22,795
Facilities	304,481	369,450
Vehicles	25,921	9,604
	424,631	460,229
Less accumulated depreciation	(282,347)	(291,099)
Equipment and vehicles, net	$142,284	$169,130

(14)	Goodwill

Changes of goodwill for the six-months ended June 30, 2026 and 2025 are as follows:

	For the six-months ended June 30, 2026
	Beginning	Business combination	Impairment loss	Effects of changes in exchange rate	Ending
Goodwill	24,949,806	6,193,829	-	(1,957,005)	29,186,630

	For the six-months ended June 30, 2025
	Beginning	Business combination	Impairment loss	Effects of changes in exchange rate	Ending
Goodwill	24,354,066	-	-	2,039,680	26,393,746

(15)	Intangible assets, net

The acquired intangible assets, all of which are being amortized, have an average useful life of approximately 20 years. Intangible assets consist of the following as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026
	Average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Technology license	20 years	$97,646	$91,472	$6,175
Customer relationship	20 years	552,246	386,572	165,674
Patent technology	20 years	163,288,486	29,319,067	133,969,419
		$163,938,379	$29,797,111	$134,141,267

	As of December 31, 2025
	Average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Technology license	20 years	$100,221	$94,586	$5,635
Customer relationship	20 years	593,273	355,964	237,309
Patent technology	20 years	168,845,947	26,626,257	142,219,690
		$169,539,441	$27,076,807	$142,462,634

Amortization expense for intangible assets is $4,771,194 and $4,624,214 for the six-months ended June 30, 2026 and 2025, respectively.

(16)	Short-term borrowings

The Group has loan agreements with BCM Europe AG and as of June 30, 2026, the outstanding balances were $860,000 (3.00% interest rate at June 30, 2026), which matures in March 2027 and $49,464 (0% interest rate at June 30, 2026), which matures in June 2028.

The Group has multiple loan agreements with an individual and as of June 30, 2026, the outstanding balance was $1,276,030 (0% interest rate at June 30, 2026), which mature various dates in 2026.

The Group has a loan agreement with Duksung Co., Ltd and as of June 30, 2026, the outstanding balance was $650,000 (7.00% interest rate at June 30, 2026), which matures in October 2026.

The Group has a loan agreement with BGLSI and as of June 30, 2026, the outstanding balance was $1,158,000 (0% interest rate at June 30, 2026), which matures in December 2026.

The Group has a loan agreement with Korea Technology Finance Corporation and as of June 30, 2026, the outstanding balance was $60,876 (3.73% interest rate at June 30, 2026), which matured in April 2026 and the Group is currently in negotiations with the lender to extend the maturity date.

The Group has loan agreements with Industrial Bank of Korea and as of June 30, 2026, the aggregate outstanding balance was $64,872 (2.60% interest rate at June 30, 2026), which mature between February 2027 and March 2027.

The Group has a loan agreement with KB Kookmin Bank and as of June 30, 2026, the outstanding balance was $60,759 (9.50% interest rate at June 30, 2026), which matures in August 2026.

The Group has a loan agreement with Korea SMEs and Startups Agency and as of June 30, 2026, the outstanding balance was $24,262 (3.73% interest rate at June 30, 2026), which matures in March 2027.

The Group has a loan agreement with BCM Europe AG and as of June 30, 2026, the outstanding balance was $25,500 (0% interest rate at June 30, 2026), which matures in 2026.

The Group has a convertible note agreement with White Lion Capital and as of June 30, 2026, the outstanding balance was $927,495 (5.00% interest rate at June 30, 2026), which mature various dates in 2027.

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

Details of convertible note agreement with White Lion Capital issued on April 7, 2026 and outstanding as of June 30, 2026 are as follows:

Classification	Details
Par value	USD 1,055,556

Stated interest rate	5%

Guaranteed yield upon conversion	-

Exercise price adjustments	Issuance of new shares for consideration (paid-in capital increase), stock dividends and capitalization of reserves, mergers, capital reduction, stock split and consolidation, reduction of capital and stock consolidation, etc.

Conversion condition	(a) Fixed Conversion Price
Rate: $1.00 per share of Common Stock.
Application: The Holder may utilize this fixed price for conversions at any time and from time to time.
(b) Alternative Conversion Price
Trigger Condition: Activated if the Company fails to cure its Nasdaq non-compliance deficiency by August 31, 2026, or if it cures the deficiency through a reverse stock split (defined as a “Deficiency Default”).
Rate: Equal to 90% of the Market Price (representing a 10% discount).
Market Price Definition: The lowest daily volume-weighted average price (VWAP) during the 15 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date

(17)	Long-term debt

The Group has long-term debt agreements with Industrial Bank of Korea and as of June 30, 2026, the total outstanding balance was $97,308 (5.15% interest rate at June 30, 2026), which matures in 2028.

The Group has long-term debt agreements with individuals and as of June 30, 2026, the total outstanding balance was $174,042 (0% interest rate at June 30, 2026), which matures in 2027.

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

Meanwhile, expenses recognized by the Group in relation to the defined contribution retirement benefit plan for the six-months ended June 30, 2026 and 2025 are $78,546 and $304,579, respectively.

(19)	Related party transactions

As of June 30, 2026, the Group’s related parties are as follows:

Type	Related parties
Ultimate parent entity	Bellevue Capital Management LLC
Major shareholder of the Parent	BCM Europe AG
Subsidiaries	RMC, VAXIMM, Darnatein, OSR Holdings Co., Ltd., Woori-IO Co., Ltd.
Associates	Taction Co., Ltd.
Other related parties	Bellevue Global Life Sciences Investors LLC
Bellevue Global Life Sciences Acquisition Corp

There are no sales and procurement transactions and treasury transactions with related parties for the six-months ended June 30, 2026 and 2025.

Details of receivables and payables from related party transactions as at June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026
	Related parties	Short-term borrowings
BCM Europe AG	Major shareholder of the Parent	$860,000
Bellevue Global Life Sciences Investors LLP	Other related parties	1,207,464
Key management	Individuals	1,276,030

	December 31, 2025
	Related parties	Short-term borrowings
BCM Europe AG	Major shareholder of the Parent	$1,062,091
Key management	Individuals	1,261,380

Compensations paid or accrued to key management of the Parent for the six months ended June 30, 2026 and 2025 are as follows:

	For the six-month ended
	June 30, 2026	June 30, 2025
Salaries	312,138	344,552

The Group’s key management includes registered directors who have important authority and responsibility for planning, operation, and control of the Group’s business activities.

No collateral or guarantee were provided for related parties and were received from related parties as of June 30, 2026 and December 31, 2025.

(20)	Administrative expenses

Details of administrative expenses for the six months ended June 30, 2026 and 2025 are as follows:

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Salary	625,814	784,289
Retirement payment	78,546	304,579
Employee benefits	35,358	51,137
Travel expenses	23,016	19,749
Entertainment expenses	23,475	22,986
Communication cost	1,200	938
Tax and due	17,077	17,674
Depreciation cost	17,507	581
Amortization of intangible assets	4,771,194	4,624,214
Rental cost	53,009	50,350
Repair fee	88	402
Insurance cost	9,140	10,123
Vehicle maintenance fee	14,448	16,628
Allowance for expected credit losses	2,032	(3,726)
Research and development expenses	207,777	143,674
Transportation cost	1,144	875
Training cost	-	1,210
Publishing fee	18	477
Office supplies fee	907	122
Consumable cost	20,894	15,454
Commissions and professional fee	1,019,406	2,278,933
Building management fee	24,847	7,804
Advertising expenses	86	-
Total	6,946,984	8,348,471

(21)	Income taxes

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these considerations as of June 30, 2026 and December 31, 2025, the Company had a full valuation allowance for the net deferred tax assets on one of its Asian subsidiaries and certain of its European subsidiaries. Also, as of June 30, 2026 and December 31, 2025, the Company had a partial valuation allowance offsetting certain deferred tax assets of another one of its Asian subsidiaries. Management believes that it is more likely than not that the Company will realize the benefits of the remaining deductible differences, net of valuation allowances, at June 30, 2026 and December 31, 2025.

The Company did not have any material uncertain tax positions, which should be recognized in the condensed consolidated financial statements as of June 30, 2026. In addition, the Company did not have any unrecognized tax benefits, which, if recognized, would affect the effective tax rate for the six months then ended.

(22)	Loss per share

Basic loss per share for the six months ended June 30, 2026 and 2025 are calculated as follows:

(The United States Dollar in unit and number of shares)	For the six months ended June 30
	2026	2025
Net loss (A)	$(3,780,366)	$(11,061,400)
Weighted average number of ordinary shares outstanding (B)	32,891,919	15,155,407
Basic loss per ordinary share (A/B)	$(0.11)	$(0.73)

Weighted average number of ordinary shares outstanding for the six months ended June 30, 2026 and 2025 are calculated as follows:

(Number of shares)	For the six months ended June 30
	2026	2025
Ordinary shares outstanding at the beginning	26,597,769	2,155,000
Changes due to business combination	-	12,959,729
Shares issued due to ELOC	1,823,178	40,678
Acquisition of non-controlling shares	4,470,972	-
Weighted average number of ordinary shares outstanding	32,891,919	15,155,407

Diluted loss per share for the six months ended June 30, 2026 and 2025 are calculated as follows:

(The United States Dollar in unit and number of shares)	For the six months ended June 30
	2026	2025
Net loss (A)	$(3,427,292)	$(16,618,012)
Weighted average number of ordinary shares outstanding (B)	33,387,622	15,155,407
Diluted loss per ordinary share (A/B)	$(0.10)	$(1.10)

Weighted average number of ordinary shares including diluted effects outstanding for the six months ended June 30, 2026 and 2025 are calculated as follows:

(Number of shares)	For the six months ended June 30
	2026	2025
Weighted average number of ordinary shares outstanding beginning	32,891,919	15,155,407
Diluted effect) Convertible bonds conversion effect	495,703	-
Weighted average number of ordinary shares outstanding	33,387,622	15,155,407

(23)	Business combinations

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

Woori IO Co., Ltd. (“Woori IO”), acquired in 2026, is considered to be a medical device and digital health platform company, which differs from companies that rely solely on a single product or limited pipeline. Woori IO develops non-invasive biosensing technologies for glucose monitoring and broader health applications, including a proprietary near-infrared spectroscopy (“NIRS”)-based system designed for integration into wearable devices.

In line with the “hub-and-spoke” business model of OSR Health, Inc., the Parent, through its subsidiary, has obtained control over Woori IO’s biosensing platform, enabling expansion into digital health, wearable technologies, and related applications. The multi-use nature of the platform and expected synergies from integration support the recognition of goodwill in connection with the acquisition.

Details of business combinations that occurred for the six months ended June 30, 2026 and 2025 are as follows:

		For the six months ended June 30, 2026
			Ownership	Total
Acquiree	Main business	Acquisition date	(%)	consideration
Woori-IO	Blood glucose monitor, etc	January 1, 2026	100.0%	10,453,116

Business combination in 2026 – Woori-IO

Details of identifiable assets and liabilities and goodwill, which are recognized as the result of the acquisition of Woori-IO completed during the six months ended June 30, 2026 are set forth in the table below.

Woori-IO
Fair value of total identifiable assets:
Current assets:
Cash and cash equivalents	10,982
Trade and other receivables	56,497
Inventories	224,406
Other assets	64,810
Non-current assets:
Equipment and vehicles	1,829
Right-of-use assets	10,020
Intangible assets	25,604
394,148
Fair value of total identifiable liabilities:
Current liabilities:
Trade and other payables	371,951
Lease liabilities	506,594
Current other liabilities	14,852
Non-current liabilities:
Severance payment	65,986
Deferred tax liabilities	508,733
1,468,116
Fair value of identifiable net assets	(1,073,968)
Patent	6,566,615
Goodwill	6,405,124
Deferred tax liabilities	(1,444,655)
Purchase consideration transferred (*)	10,453,116

For the six months ended June 30, 2026, the Group’s condensed consolidated statement of operations included $90,140 of operating loss, which included $29,760 of wages and salaries, from Woori-IO.

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

(*1) OSRK ordinary shares issued for purchase consideration of $10,453,116 is 84,338 shares at $124 per share. The number of OSRK ordinary shares to be issued was determined based on negotiation with former owners of Woori-IO.

(24)	Commitment and contingencies

The Group has no pending litigation cases arising in the ordinary course of business as of June 30, 2026 and December 31, 2025. The Parent has entered into various contractual commitments related to the acquisition of VAXIMM including a future financial obligation of CHF 28,898 underlying as of June 30, 2026. Meanwhile, both parties have agreed to remove section 6.1.3 of the license agreement that states that in the event of the Parent’s sale to a third party, the Licensor shall reimburse the Licensee for reasonable costs and expenses incurred in the preparation, submission, maintenance, prosecution, and enforcement process.

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

The Group has evaluated subsequent events from the balance sheet date through August 14, 2026, the date at which the condensed consolidated financial statements were available to be issued and determined that there are no other items to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to OSR Health, Inc. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

Shareholder Loyalty CVR Program

In June 2026, the Company announced a shareholder loyalty program (the “Loyalty Program”) under which the Company intends to distribute one non-transferable contingent value right (“CVR”) for each share of the Company’s common stock held of record as of the record date, which is August 14, 2026. To participate, holders must enroll in the Loyalty Program and continuously hold their shares; enrolled holders would be eligible to receive additional shares of common stock, at no additional cost, if specified closing-price thresholds are met at four measurement dates over the twelve months following the record date, as set forth in the table below. The tiers are cumulative, and a holder that enrolls and continuously holds through all four measurement dates could receive up to a maximum of five additional shares for each share held on the record date if all thresholds are met.

Measurement date	Closing-price threshold	Shares delivered per CVR	Cumulative position
3 months	≥ $2.00	0.5	1.5×
6 months	≥ $3.00	1.0	2.5×
9 months	≥ $4.00	1.5	4.0×
12 months	≥ $5.00	2.0	6.0×

The CVRs are non-transferable and have no standalone value, and the distribution of CVRs and any delivery of shares remain subject to an effective registration statement or an available exemption, applicable Nasdaq listing requirements, and other conditions. A more detailed description of the Loyalty Program is available on the Company’s website at www.osr-health.com/loyaltyprogram. Information on, or accessible through, the Company’s website is not incorporated by reference into, and does not form a part of, this Report.

On July 31, 2026, the Company announced that Nasdaq had informed the Company, in a verbal communication, that the Loyalty Program would not result in any mechanical adjustment to the price of the Company’s common stock, either upon the distribution of the CVRs or upon the delivery of additional shares to enrolled holders. This communication relates solely to the exchange’s treatment of the CVR distribution and related share deliveries for price-adjustment purposes; it does not constitute an endorsement of the Loyalty Program and does not address the separate securities-law requirements applicable to the distribution of the CVRs or the delivery of shares, which remain subject to the Company’s ongoing regulatory process.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2026

The following tables present OSR Health’s statements of operations for the three and six months ended June 30, 2025 and 2026, and percentage change between the two periods:

	Three Months Ended June 30,
	2025	2026	Change $	Change %
Net Sales:	1,135,517	315,669	-819,848	-72%
Cost of Sales	1,102,735	229,065	-873,670	-79%
Gross Profit	32,782	86,605	53,823	165%
Expenses:
Selling, general and administrative expenses	5,261,960	3,119,519	-2,142,441	-41%
Operating loss	(5,229,177)	(3,032,915)	2,196,262	-42%
Other income (expense)	3,979	1,589,374	1,585,395	39,844%
Profit (loss) before income taxes	(5,225,198)	(1,443,541)	3,781,657	-72%

	Six Months Ended June 30,
	2025	2026	Change $	Change %
Net Sales:	1,896,789	799,727	-1,097,062	-58%
Cost of Sales	1,695,321	552,841	-1,142,480	-67%
Gross Profit	201,468	246,886	45,418	23%
Expenses:
Selling, general and administrative expenses	8,348,471	6,946,984	-1,401,487	-17%
Operating loss	(8,147,004)	(6,700,098)	1,446,906	-18%
Other income (expense)	(8,471,009)	1,337,069	9,808,078	-116%
Profit (loss) before income taxes	(16,618,012)	(5,363,029)	11,254,983	-68%

Net Sales, Cost of Sales, Gross Profit

OSR Health’s net sales, cost of sales, and gross profit are primarily derived from RMC, its subsidiary engaged in the distribution of medical devices, and Woori IO, a manufacturer of non-invasive glucose monitoring devices. Based on cumulative revenue for the first half of 2026, approximately 98% of total revenue was attributable to RMC. In addition, Woori IO was first consolidated in the first quarter of 2026.

For the three months ended June 30, 2026, OSR Health’s net sales decreased by $819,848, or 72%, compared to the same period in the prior year. Cost of sales decreased at a higher rate of 79%, or $873,670, resulting in an increase in gross profit of $53,823 for the period. Overall, gross profit margin increased from approximately 3% in the second quarter of 2025 to 27% in the second quarter of 2026.

This improvement in profitability was driven by a change in RMC’s contractual arrangement with one of its major suppliers. Specifically, RMC transitioned from a traditional purchase-and-resale model to a consignment-based arrangement under which only commission revenue is recognized. Although the new contract was executed in April 2025, the change began to affect revenue recognition starting in July 2025. During the second quarter of 2025, RMC sold previously held inventory back to the supplier at cost, which resulted in relatively high net sales but temporarily and significantly depressed profitability for that period. Excluding this one-time effect, the second quarter of 2026 reflects lower net sales but a more normalized level of profitability.

For the six months ended June 30, 2026, OSR Health’s net sales decreased by $1,097,062, or 58%, compared to the same period in the prior year. Cost of sales decreased at a higher rate of 67%, or $1,142,480, resulting in an increase in gross profit of $45,418. Overall, gross profit margin increased from approximately 11% in the first half of 2025 to 31% in the first half of 2026. The overall drivers of this change are the same as those described above for the second quarter (three months). However, because the one-time transaction occurred in the second quarter of 2025, the year-over-year variance for the six-month period appears relatively moderate.

Selling, General and Administrative Expenses

For the three months ended June 30, 2026, OSR Health’s selling, general and administrative (SG&A) expenses decreased by $2,142,441, or 41%, compared to the same period in the prior year.

Following the completion of the Business Combination on February 14, 2025, various costs associated with fulfilling public company obligations began to increase. This increase was primarily attributable to higher personnel-related expenses, including salaries, severance payments, employee benefits, bonuses, and travel costs. Additional SG&A expenses included amortization of intangible assets, research and development expenses, and professional service fees such as legal, audit, investor relations, and press release costs, as well as non-income taxes, insurance premiums, and employee recruiting and training expenses. The overall increase in these costs was primarily attributable to higher personnel-related expenses and professional service fees. Nevertheless, expenses appear to have decreased compared to the prior-year period because the second quarter of 2025 included significant one-time costs associated with the completion of the Business Combination and related financing activities.

For the six months ended June 30, 2026, OSR Health’s selling, general and administrative (SG&A) expenses decreased by $1,401,487, or 17%, compared to the same period in the prior year. The decrease for the six-month period was more moderate than the year-over-year decline in the second quarter (three months) alone, as the one-time cost increase in the second quarter of 2025 was particularly large.

Research and Development (R&D) Expenses

OSR Health’s research and development (R&D) expenses consist primarily of development costs associated with product candidates in pre-clinical and clinical trial stages, as well as related salary and outsourced service costs. R&D costs are expensed as incurred. Currently, OSR Health has been experiencing difficulties in securing R&D-related funding, and as a result, such expenses have not yet been incurred in significant amounts. However, if financing efforts progress successfully going forward, OSR Health expects to incur and report R&D-related expenses primarily from its subsidiaries actively engaged in research and development activities, at an estimated amount of approximately $2.5 million to $3.0 million per quarter, which could potentially increase to approximately $5.0 million to $6.0 million per quarter in the future.

Operating Loss

For the three months ended June 30, 2026, OSR Health’s operating loss decreased by $2,196,262, or 42%, compared to the same period in the prior year

For the six months ended June 30, 2026, operating loss decreased by $1,446,906, or 18%, compared to the same period in the prior year.

This increase was at a level generally consistent with the amount and percentage increase in SG&A expenses discussed in the section titled “Selling, General and Administrative Expenses.”

Other Income (Expense)

OSR Health’s other income (expense) consists of interest income, interest expense, foreign exchange-related gains and losses, and other non-operating items.

For the three months ended June 30, 2026, the Company recorded net other income of $1,589,374, an increase of $1,585,395, or 39,844%, compared to the same period in the prior year. This was driven by a realized gain on financial liabilities measured at fair value of $1,798,064, resulting from the resolution of a liability for which unrealized losses had previously been recognized.

For the six months ended June 30, 2026, the Company recorded net other income of $1,337,069, a significant improvement compared to net other expense of $8,471,009 recorded in the same period in the prior year. This change was primarily attributable to the one-time recognition of approximately $8.5 million in merger-related expenses incurred in connection with the Business Combination completed on February 14, 2025, which was recognized only during the first quarter of 2025.

Loss Before Income Taxes

For the three months ended June 30, 2026, OSR Health’s loss before income taxes decreased by $3,781,657, or 72%, compared to the same period in the prior year. As previously discussed, this was driven by a realized gain on financial liabilities measured at fair value of $1,798,064, resulting from the resolution of a liability for which unrealized losses had previously been recognized.

For the six months ended June 30, 2026, OSR Health’s loss before income taxes decreased by $11,254,983, or 68%, compared to the same period in the prior year. This decrease was also primarily attributable, as previously discussed, to the one-time recognition of approximately $8.5 million in merger-related expenses incurred in connection with the Business Combination completed on February 14, 2025, which was recognized during the first quarter of 2025.

Liquidity and Capital Resources

Since its inception through June 30, 2026, OSR Health has incurred significant operating losses and negative cash flows from operating activities. The Company recorded an operating loss of approximately $18.33 million for the year ended December 31, 2025, compared to an operating loss of approximately $11.69 million for the same period in 2024. In addition, the Company recorded an operating loss of approximately $6.70 million during the first half of 2026. As of June 30, 2026, OSR Health had an accumulated deficit of approximately $40.95 million.

To date, OSR Health has funded its operations primarily through the issuance of common stock and convertible bonds, bank borrowings, loans from affiliates, and, to a lesser extent, product revenue generated by its subsidiary, RMC. As of June 30, 2026, the Company had cash and cash equivalents of approximately $1.49 million, consisting primarily of bank deposits.

The Company incurred significant expenses in connection with the Business Combination and the filing of its Form S-4 registration statement, which, together with other general operating expenses, reduced the funds available for operations and created an urgent need for additional capital. In response, in February 2025, OSR Health entered into an equity line of credit (“ELOC”) agreement with an investor, providing for up to $80 million in potential capital. As of June 30, 2026, the Company had issued a total of 4,875,440 shares under the ELOC, raising gross proceeds of $3.38 million. In addition, the Company has executed or is exploring various financing initiatives through the issuance of warrants and notes.

OSR Health expects to continue utilizing the ELOC until the end of the Commitment Period (December 31, 2026) as set forth in the ELOC Agreement with White Lion which was most recently amended in April 2026 to provide additional flexibility in accessing the equity line. However, the Company intends to exercise a higher level of prudence and control in the execution of the ELOC in order to minimize the dilution and price impact it may have on the market for the Company’s equity securities. In addition, the Company plans to implement new equity financing facilities that are generally considered less dilutive and more controllable than ELOC arrangements, such as an At-the-Market (“ATM”) offering.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026.

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

As of June 30, 2026, these material weaknesses have not been fully remediated. Accordingly, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchase Agreement

As previously disclosed on the Company’s Current Report on Form 8-K filed on February 28, 2025, on February 25, 2025, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion GBM Innovation Fund (“White Lion”), which agreements were subsequently amended, as disclosed in the Company’s Current Reports on Form 8-K filed on May 12, 2025. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Common Stock Purchase Agreement, as amended.

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

On April 7, 2026, the Company entered into Amendment No. 2 to the Common Stock Purchase Agreement with White Lion, as disclosed in the Company’s Current Report on Form 8-K filed on April 9, 2026.

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

For the three months ended June 30, 2026, the Company issued an aggregate of 1,818,937 shares of its Common Stock under the Common Stock Purchase Agreement for gross proceeds of approximately $1.28 million.

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

Subsequently, on April 7, 2026, the Company entered into a Note Purchase Agreement with White Lion, pursuant to which the Company issued a senior secured convertible promissory note in the principal amount of $1,055,555.55 (the “2026 Note”). In consideration for the issuance of the 2026 Note, the Company received (i) $500,000 in cash and (ii) a reduction of $2,019,290 of amounts outstanding under 2025 Warrant agreement, resulting in such warrant having no remaining value. As of June 30, 2026, the outstanding balance of the 2026 Note is $927,495.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are being filed herewith, or incorporated by reference into, this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit No.	Description
10.1	Global Exclusive License Agreement, dated April 29, 2026 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2026 and incorporated herein by reference)
10.2	Pledge Agreement, dated April 29, 2026 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2026 and incorporated herein by reference)
10.3	Amendment No. 2 to Common Stock Purchase Agreement, dated April 7, 2026 between OSR Health, Inc.(f/k/a OSR Holdings, Inc) and White Lion Capital LLC. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 9, 2026 and incorporated herein by reference)
10.4	Note Purchase Agreement, dated April 7, 2026, between OSR Health, Inc.(f/k/a OSR Holdings, Inc). and White Lion Capital LLC. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 9, 2026 and incorporated herein by reference)
10.5	Senior Secured Convertible Promissory Note, dated April 7, 2026, between OSR Health, Inc.(f/k/a OSR Holdings, Inc) and White Lion Capital LLC. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 9, 2026 and incorporated herein by reference)
10.6	Asset Purchase Agreement, dated May 27, 2026, between OSR Health, Inc.(f/k/a OSR Holdings, Inc) and Vaximm AG (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2026 and incorporated herein by reference)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 14, 2026

OSR HEALTH, INC.

By:	/s/ Kuk Hyoun Hwang
	Name:	Kuk Hyoun Hwang
	Title:	Chief Executive Officer

By:	/s/ Gihyoun Bang
	Name:	Gihyoun Bang
	Title:	Chief Financial Officer