Form 10-Q
period 2026-09-30
OSR Health, Inc.
filed 2026-11-13
CIK 1840425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

As of November 13, 2026, there were 35,258,692 shares of common stock, par value $0.0001 per share issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

 OSR HEALTH, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In the United States Dollar, except share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,368,312	$1,700,273
Trade and other receivables, less allowance for credit losses of $69,636.87 and $62,370.40 as of September 30, 2026 and December 31, 2025, respectively	316,698	392,096
Inventories, net	396,910	196,432
Prepaid income taxes	187	1,750
Other current financial assets	66,254	262,722
Other current assets	331,356	263,548
Total current assets	2,479,718	2,816,821

Equipment and vehicles, net	152,000	169,130
Operating lease right-of-use assets, net	26,065	60,425
Intangible assets, net	149,617,687	142,462,634
Goodwill	33,120,723	24,949,806
Other non-current financial assets	165,225	578,917
Deferred tax assets	211,807	200,515
Total assets	$185,773,224	$171,238,247

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowing	$2,391,831	$2,323,471
Short-term corporate bond	2,785,000	2,019,805
Trade and other payables	8,153,710	7,830,104
Accrued expenses	1,462,049	957,879
Operating lease liabilities-current	25,023	46,961
Other current liabilities	1,050,983	971,445
Income taxes payable	512,752	485,452
Derivative liabilities	—	2,530,176
Current portion - LT debt	298,068	—
Total current liabilities	16,679,417	17,165,292

Long-term debt	197,501	—
Operating lease liabilities- non-current	624	12,551
Other non-current liabilities	77,021	1,697
Deferred tax liabilities	28,607,804	27,021,305
Total liabilities	45,562,368	44,200,845

Stockholders’ equity:
Common stock, $0.0001 par value, Authorized 100,000,000 shares; 35,118,692 shares and 26,597,769 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3,512	2,660
Additional paid-in capital	147,292,204	110,966,975
Accumulated deficit	(42,564,395)	(37,169,881)
Accumulated other comprehensive income	12,870,636	3,835,861
Non-controlling interests	22,608,898	49,401,788
Total stockholders’ equity	140,210,856	127,037,403
Total liabilities and stockholders’ equity	$185,773,224	$171,238,247

The accompanying notes are an integral part of the condensed consolidated financial statements.

OSR HEALTH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In the United States Dollar)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Net sales	$524,793	$627,747	$1,324,519	$2,524,536
Cost of sales	486,915	366,014	1,039,756	2,061,335
Gross profit	37,878	261,734	284,763	463,201
Selling, general, and administrative expenses	3,101,562	4,065,199	10,048,546	12,413,670
Operating loss	(3,063,685)	(3,803,465)	(9,763,783)	(11,950,469)
Other income (expense):
Interest income	1,797	18,474	20,773	47,364
Interest expense	(9,186)	(43,866)	(53,113)	(97,194)
Other income	469,605	24,250	2,273,937	218,950
Other expenses	227,607	(685,218)	(214,707)	(9,326,489)
Loss before income taxes	(2,373,863)	(4,489,826)	(7,736,892)	(21,107,838)
Income tax benefit	464,737	1,294,952	1,356,554	1,294,952
Net loss	(1,909,126)	(3,194,874)	(6,380,338)	(19,812,886)
Attributable to:
OSR Health, Inc. and subsidiaries	(1,614,147)	(2,126,595)	(5,394,513)	(13,187,995)
Non-controlling interests	(294,979)	(1,068,279)	(985,825)	(6,624,892)

Other comprehensive income for the period, net of tax
Gain on foreign currency translation	17,211,165	(2,257,789)	7,968,520	4,947,103
Total comprehensive income(loss) for the period	$15,302,038	$(5,452,663)	$1,588,182	$(14,865,783)
Attributable to:
OSR Health, Inc. and subsidiaries	13,334,389	(3,629,440)	3,640,262	(9,895,069)
Non-controlling interests	1,967,649	(1,823,223)	(2,052,081)	(4,970,715)

Income(loss) per share attributable to OSR Health, Inc. and subsidiaries
Basic income(loss) per ordinary share	$(0.05)	$(0.10)	$(0.16)	$(0.76)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OSR HEALTH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In the United States Dollar)

	Common stock		Additional paid-in	Retained Earnings (accumulated	Accumulated other comprehensive Income	Non- controlling	Total stockholders’
	Shares	Amounts	capital	deficit)	(loss)	interests	equity
Balance at January 1, 2025	2,155,000	$216	$162,606,449	$(19,173,063)	$(225,386)	$—	$143,208,215
Net loss	—	—	—	(11,392,814)	—	(5,556,612)	(16,618,012)
Changes in Exercise tax	—	—	—	57,213	—	—	57,213
Foreign currency translation adjustment	—	—	—	—	7,204,892	4,484,754	11,689,646
Business Combination	17,121,978	1,712	(56,524,226)	—	—	56,522,514	—
Issuance of share capital	529,481	53	813,998	—	—	—	814,051
Balance at June 30, 2025	19,806,459	$1,981	$106,896,221	$(30,177,250)	$6,979,506	$55,450,656	$139,151,113

Balance at July 1, 2025	19,806,459	$1,981	$106,896,221	$(30,155,250)	$6,979,506	$55,450,656	$139,151,113
Net gain(loss)	—	—	—	(2,126,595)	—	(1,068,279)	(3,194,874)
Foreign currency translation adjustment	—	—	—	(23,800)	(2,257,789)	(2,169,716)	(4,451,305)
Issuance of share capital	3,864,758	386	2,652,525	—	—	—	2,652,911
Balance at September 30, 2025	23,671,217	$2,367	$109,548,746	$(32,327,645)	$4,721,717	$52,212,660	$134,157,845

Balance at January 1, 2026	26,597,769	$2,660	$110,966,975	$(37,169,881)	$3,835,861	$49,401,788	$127,037,403
Net loss	—	—	—	(3,780,366)	—	(690,846)	(4,471,212)
Foreign currency translation adjustment	—	—	—	—	(5,913,761)	(3,328,884)	(9,242,645)
Business Combination	—	—	5,993,946	—	—	3,916,967	9,910,913
Acquisition of non-controlling shares	5,323,986	532	27,804,903	—	—	(28,657,776)	(852,341)
Common stock issued by ELOC program	3,196,937	320	2,526,379	—	—	—	252,699
Balance at June 30, 2026	35,118,692	$3,512	$147,292,204	$(40,950,247)	$(2,077,900)	$20,641,249	$124,908,817

Balance at July 1, 2026	35,118,692	$3,512	$147,292,204	$(40,950,247)	$(2,077,900)	$20,641,249	$124,908,817
Net loss	—	—	—	(1,614,147)	—	(294,979)	(1,909,126)
Foreign currency translation adjustment	—	—	—	—	14,948,536	2,262,628	17,211,165
Balance at September 30, 2026	35,118,692	$3,512	$147,292,204	$(42,564,395)	$12,870,636	$22,608,898	$140,210,856

The accompanying notes are an integral part of the condensed consolidated financial statements.

OSR HEALTH, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In the United States Dollar)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,380,338)	$(19,812,886)
Adjustments to reconcile net loss to cash used in operating activities:
Income tax benefit	(1,356,554)	(1,294,952)
Depreciation	26,538	894
Amortization	7,256,336	7,010,647
Loss on inventory valuation	(210)	(8,891)
Lease expense	39,979	40,346
Gain on disposal of tangible assets	(310)	-
	3,485	(5,634)
Bad debts	90,650	178,137
Severance pay	-	626,455
Commissions and professional fees	-	518,686
Loss on change in fair value of financial liabilities	-	8,703,455
Merger and acquisition costs	205,011	54,934
Loss on foreign currency translation	-	(24,200)
Gain on change in fair value of financial liabilities	(441,365)	(125,410)
Gain on foreign currency translation
Changes in operating assets and liabilities:	133,190	461,201
Decrease in trade and other receivables	44,426	784,631
Decrease in inventories, net	-	(8,551)
Decrease (increase) in other current assets	9,224	30,208
Increase (decrease) in trade and other payables	(1,271,244)	(584,752)
Increase in accrued expenses	256,472	286,720
Decrease in lease liabilities	(39,979)	(40,346)
Increase (decrease) in tax payables	6,675	26,525
Decrease in other liabilities	(2,374,985)	(75,693)
Net cash used in operating activities	(3,792,999)	(3,258,041)

Cash flows from investing activities:

Decrease in deposits	18,009	-
Decrease in long-term loan	-	246,037
Investment in subsidiary	(185,359)	-
Disposal of equipment and vehicles	311	1,029
Purchase of tangible assets	-	(96,871)
Purchase of intangible assets	(1,403)	-
Increase in deposits	-	(354)
Increase in long-term loan	(106,505)	(1,452,275)
Increase in cash and cash equivalents from business combination	10,769	1,232,969
Net cash provided by(used in) investing activities	(264,178)	(69,465)

Cash flows from financing activities:
Proceeds from short-term borrowing	376,104	2,089,031
Repayment of long-term debt	-	(517,766)
Repayment of short-term borrowing	(76,098)	(423,477)
Repayment of short-term corporate bonds	(73,483)	-
Issuance of convertible bonds	1,112,003	1,087,780
Repayment of convertible bonds	-	(464,026)
Proceeds from issuance of common stock	2,323,677	3,385,038
Net cash provided by financing activities	3,662,203	5,156,580
Net change in cash and cash equivalents	(394,974)	1,829,074
Effects of changes in exchange rate on cash and cash equivalents	63,014	6,692
Cash and cash equivalents at beginning of period	1,700,273	341,543
Cash and cash equivalents at end of period	$1,368,312	$2,177,309

Supplemental disclosures of cash flow information:
Cash paid for interest	$53,289	$97,803
Cash paid for income taxes (net of refunds received)	(6,675)	(26,525)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OSR HEALTH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2026 and 2025

(UNAUDITED)

(1)  Organization and nature of business

OSR Health, Inc. (the Company or OSR Health) and its subsidiaries (collectively the Group) are a global healthcare company dedicated to advancing healthcare outcomes and improving the quality of life for people and their families. The Group aims to build and develop a robust portfolio of innovative and potentially transformative therapies and healthcare solutions. The Group’s current operating businesses (through the five wholly owned subsidiaries) include (i) developing oral immunotherapies for the treatment of cancer, (ii) developing design-augmented biologics for age-related and other degenerative diseases (iii) neurovascular intervention medical device and systems distribution in Korea, and (iv) developing non-invasive biosensing technologies for blood glucose monitoring in Korea. The Group’s vision is to acquire and operate a portfolio of innovative health-care related companies globally.

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

Effective June 11, 2026, the Company changed its corporate name from “OSR Holdings, Inc.” to “OSR Health, Inc.” The name change did not amend any other provision of the Company’s certificate of incorporation or alter the terms of the Company’s common stock or warrants.

On August 26, 2026, trading in the Company’s common stock and warrants on The Nasdaq Stock Market LLC (“Nasdaq”) was suspended due to the Company’s non-compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2), and on October 23, 2026, the Nasdaq Hearings Panel determined to delist the Company’s securities from Nasdaq. The Company’s common stock and warrants are currently quoted on the OTC Pink Open Market under the symbols “OSRH” and “OSRHW,” respectively.

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

Details of shareholders as of September 30, 2026 are as follows:

Name of Shareholder	Number of ordinary share	Percentage of ownership
Bellevue Global Life Sciences Investors LLC	1,332,500	3.79%
Bellevue Capital Management Europe AG	8,612,636	24.52%
Bellevue Capital Management LLC	3,123,970	8.90%
Others	22,049,586	62.79%
Total	35,118,692	100.00%

Details of investments in subsidiaries as of September 30, 2026 are as follows:

Name of subsidiary	Share capital	Percentage of ownership	Principal activities	Country of incorporation
VAXIMM AG (“VAXIMM”)	803,301	100.00%	Biotech (drug development)	Switzerland
RMC Co., Ltd. (“RMC”)	25,766	100.00%	Medical device distribution	Republic of Korea
Darnatein Co., Ltd. (“Darnatein”)	4,760,503	100.00%	Biotech (drug development)	Republic of Korea
OSR Health, Inc. ("OSRI")	3,744	100.00%	Holding company	The United States
Woori-IO Co., Ltd. (“Woori-IO”)	327,190	100.00%	Medical device distribution	Republic of Korea

Key financial information of the subsidiaries at September 30, 2026 are as follows:

Name of subsidiary	Asset		Liability		Equity		Sales		Net Income (loss)
VAXIMM AG		$182,918		$343,518		$(160,600)		$—		$(502,940)
RMC Co.,Ltd		718,136		690,374		27,762		1,307,550		(282,683)
Darnatein Co.,Ltd		177,467		1,350,124		(1,172,656)		—		(120,718)
OSR Health, Inc.(*1)		58,881,230		11,921,888		46,959,342		—		1,090,780
Woori-IO		315,088		1,588,490		(1,273,402)		16,969		(128,995)

(*1) Aforementioned above, the Company is treated as the acquired company under ASC 805 Business Combinations. As such, it is shown as subsidiary for the subsidiary investment details.

Summaries of entities, which are newly included in consolidation scope for the periods ended September 30, 2026 and 2025 are as follows:

For the nine months ended September 30, 2026
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

•  Topic 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Group cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Group generally uses its incremental borrowing rate as the discount rate for the lease. The Group’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Group does not generally borrow on a collateralized basis, it uses the interest rate it pays on its noncollateralized borrowings as an input to deriving an appropriate incremental borrowing rate, adjusted for the amount of the lease payments, the lease term, and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease.

•  The lease term for all of the Group’s leases includes the noncancellable period of the lease plus any additional periods covered by either a Group option to extend (or not to terminate) the lease that the Group is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

•  Lease payments included in the measurement of the lease liability comprise the following:

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

r.  Accounting pronouncements adopted as of September 30, 2026

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

s.  Accounting pronouncements issued, but not adopted as of September 30, 2026

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

External sources of information

• there are observable indications that the patent technology’s value has declined during the period significantly more than would be expected as a result of the passage of time or normal use.

• significant changes with an adverse effect on the Group have taken place during the period, or will take place in the near future, in the technological, market, economic or legal environment in which the entity operates or in the market to which an asset is dedicated.

• market interest rates or other market rates of return on investments have increased during the period, and those increases are likely to affect the discount rate used in calculating an asset’s value in use and decrease the asset’s recoverable amount materially.

• the carrying amount of the net assets of the entity is more than its market capitalization.

Internal sources of information

• evidence is available of obsolescence or physical damage of the patent technology.

• significant changes with an adverse effect on the entity have taken place during the period, or are expected to take place in the near future, in the extent to which, or manner in which, the patent technology is used or is expected to be used. These changes include the patent technology becoming idle, plans to discontinue or restructure the operation to which the patent technology belongs, and plans to dispose of the patent technology before the previously expected date.

• evidence is available from internal reporting that indicates that the economic performance of the patent technology is, or will be, worse than expected.

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

Credit risk management

Credit risk is the risk of possible losses in an asset portfolio in the events of counterparty’s default, breach of contract and deterioration in the credit quality of the counterparty. For the risk management reporting purposes, the Group manages the credit risk systematically and pursues value maximization and continuous growth of the Group by efficient resource allocation and monitoring non-performing loans. In order to reduce the risks that may occur in transactions with financial institutions, such as cash and cash equivalents and various deposits, the Group conducts transactions only with financial institutions with high creditworthiness. As of September 30, 2026, the Group believes that there are low signs of material default, and the maximum exposure to credit risk as of September 30, 2026 is equal to the book value of financial instruments (excluding cash).

Liquidity risk management

The Group constantly monitors its liquidity positions to ensure that no borrowing limits or commitments are breached to meet operating capital needs. In estimating liquidity, we also take into account external laws or legal requirements, such as the group’s financing plan, compliance with agreements, internal target financial ratios and currency restrictions.

The Group’s liquidity risk analysis details as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026
	Book Value		Cashflow by contract		Remaining maturity
					Within a year		1 year to 3 years		More than 3 years
Borrowings		$5,672,401		$5,737,438		$5,539,937		$197,501		$—
Other Payables		9,615,759		9,641,081		9,641,081		—		—
Lease liabilities		25,647		43,802		27,606		16,196		—
Total		$15,313,806		$15,422,321		$15,208,624		$213,696		$—
	December 31, 2025
	Book Value		Cashflow by contract		Remaining maturity
					Within a year		1 year to 3 years		More than 3 years
Borrowings		$4,343,276		$4,388,129		$4,388,129		$—		$—
Other Payables		8,787,983		8,800,013		8,800,013		—		—
Lease liabilities		59,512		66,555		51,223		15,332		—
Total		$13,190,771		$13,254,697		$13,239,365		$15,332		$—

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

The group’s debt ratio as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Net borrowings (A)
Borrowings	5,672,401	6,873,451
Lease liabilities	25,647	59,512
Less: cash and cash equivalents	(1,368,312)	(1,700,273)
	4,329,735	5,232,690
Total equity (B)	140,210,856	127,037,403
Net borrowings & Total equity (A+B)	144,540,592	132,270,093
Debt ratio (A / (A+B))	3.0%	4.0%

(5)  Fair value measurements

Book value and fair value of financial instruments

The difference between the carrying amount and fair value of the Group’s financial assets and liabilities as of September 30, 2026 and December 31, 2025 are insignificant.

Fair value hierarchy

All financial assets and liabilities for which fair value is measured or disclosed in the financial statements are categorized within the fair value hierarchy, described as follows, based on the lowest level input that is significant to the fair value measurement as a whole:

• Level 1 - Quoted (unadjusted) market prices in active markets for identical assets or liabilities

• Level 2 - Valuation techniques for which the lowest level input that is significant to the fair value measurement is directly or indirectly observable

• Level 3 - Valuation techniques for which the lowest level input that is significant to the fair value measurement is unobservable

Fair values of the Group’s financial assets and liabilities as of September 30, 2026 and December 31, 2025, which are accounted for at amortized cost, are categorized as Level 3.

Recurring transfer between levels of the fair value hierarchy

Fair value hierarchy classifications of the financial instruments that are measured at fair value level 3 as at September 30, 2026 and December 31, 2025 are as follows:

September 30, 2026
	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial liabilities at fair value
through profit or loss	—	—	—	—
December 31, 2025
	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial liabilities at fair value
through profit or loss	—	—	2,530,176	2,530,176

(6)  Financial instruments by category

The carrying value of financial instruments category as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026
Financial assets:	Financial assets at amortized cost	Financial assets at fair value	Financial liabilities at amortized cost	Total
Cash and cash equivalents	1,368,312	—	—	1,368,312
Trade and other receivables	316,698	—	—	316,698
Other current financial assets	66,254	—	—	66,254
Other non-current financial assets	165,225	—	—	165,225
Financial liabilities:
Trade and other payables	—	—	8,153,710	8,153,710
Accrued expenses	—	—	1,462,049	1,462,049
Current financial liabilities	—	—	5,474,900	5,474,900
Non-current financial liabilities	—	—	197,501	197,501
	December 31, 2025
Financial assets:	—	—	—	Total
Cash and cash equivalents	1,700,273	—	—	1,700,273
Trade and other receivables	392,096	—	—	392,096
Other current financial assets	262,722	—	—	262,722
Other non-current financial assets	578,917	—	—	578,917
Financial liabilities:
Trade and other payables	—	—	7,830,104	7,830,104
Accrued expenses	—	—	957,879	957,879
Current financial liabilities	—	—	4,343,276	4,343,276
Derivative liabilities	—	2,530,176	—	2,530,176

Net gains or losses by financial instrument category for the nine-months ended September 30, 2026 and 2025 are as follows:

	For the nine-month ended September 30, 2026	For the nine-month ended September 30, 2025
Amortized cost:
Interest income	20,773	47,364
Foreign exchange gains	2,060	25,941
Gains on foreign currency translation	441,365	125,410
Interest expense	(53,113)	(97,194)
Losses on foreign currency transaction	(6,707)	(47,356)
Losses on foreign currency translation	(205,082)	(56,949)
Financial liabilities measured at fair value through profit and loss:
Realized gain on financial liabilities measured at fair value	1,823,378	—
Gains on change in fair value of financial liabilities	—	24,200
Losses on change in fair value of financial liabilities	—	(518,686)

(7)  Cash and cash equivalents

The Group considers all money market funds and highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

	September 30, 2026	December 31, 2025
Cash and cash equivalents	1,368,312	1,700,273

(8)  Trade and other receivables, net

All trade receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on trade receivables are included in net cash provided by operating activities in the statements of cash flows. The Group does not have any off-balance sheet credit exposure related to its customers.

	September 30, 2026		December 31, 2025
Trade receivables		$315,095		$381,674
Less: Allowance for credit losses		(69,637)		(62,370)
Net trade receivables		245,458		319,304
Other receivables		69,063		72,792
Total		$316,698		$392,096

(9)  Inventories, net

Inventories consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Merchandised goods	151,730	215,971
Finished goods	209,909	—
Raw materials	55,683	—
Less inventory reserves	(20,413)	(19,539)
	396,910	196,432

(10)  Other financial assets

Details of other financial assets as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026		December 31, 2025
	Current	Non-current	Current	Non-current
Leasehold guarantee deposits	58,893	29,434	55,753	22,612
Other deposits	—	2,992	—	1,115
Loan	7,362	132,799	206,969	555,190
Total	66,254	165,225	262,722	578,917

(11)  Other assets

Details of other assets as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026		December 31, 2025
	Current	Non-current	Current	Non-current
Prepayments	39,226	—	35,614	—
Prepaid expenses	292,130	—	227,935	—
Total	331,356	—	263,548	—

(12)  Equity method investment

Details of investment under the equity method are as follows:

			September 30, 2026		December 31, 2025
	Location	Main business	Ownership	Book value	Ownership	Book value
Taction Co., LTD	Korea	Software development	33.3%	—	33.3%	—

The summarized financial information of investment under the equity method as of the closing date and for the current period is as follows:

	As of and for the year ended December 31, 2025
					Comprehensive
	Assets	Liabilities	Revenue	Net loss	loss
Taction Co., LTD	48,123	21,203	—	(12,958)	(12,958)

There is no equity method valuation applied on investments in associate for the nine-months ended September 30, 2026 or 2025.

Taction Co., Ltd. was incorporated to engage in software development and IT consulting. As no practical plan to generate revenue and maintain going-concern basis in the foreseeable future was provided, the Parent recognized impairment loss amounting to acquisition cost.

(13)  Equipment and vehicles, net

Equipment and vehicles consist as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Office equipment	58,299	35,138
Tools and instruments	24,551	23,242
Machinery and equipment	24,079	22,795
Facilities	345,523	369,450
Vehicles	19,270	9,604
	471,722	460,229
Less accumulated depreciation	(319,722)	(291,099)
Equipment and vehicles, net	152,000	169,130

(14)  Goodwill

Changes of goodwill for the nine-months ended September 30, 2026 and 2025 are as follows:

	For the nine-months ended September 30, 2026
	Beginning	Business combination	Impairment loss	Effects of changes in exchange rate	Ending
Goodwill	24,949,806	6,281,027	—	1,889,889	33,120,723
	For the nine-months ended September 30, 2025
	Beginning	Business combination	Impairment loss	Effects of changes in exchange rate	Ending
Goodwill	24,354,066	—	—	1,177,582	25,531,648

(15)  Intangible assets, net

The acquired intangible assets, all of which are being amortized, have an average useful life of approximately 20 years. Intangible assets consist of the following as of September 30, 2026 and December 31, 2025.

	As of September 30, 2026
	Average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Technology license	20 years	109,297	104,470	4,827
Customer relationship	20 years	626,684	470,013	156,671
Patent technology	20 years	185,299,804	35,843,616	149,456,189
		186,035,785	36,418,098	149,617,687
	As of December 31, 2025
	Average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Technology license	20 years	100,221	94,586	5,635
Customer relationship	20 years	593,273	355,964	237,309
Patent technology	20 years	168,845,947	26,626,257	142,219,690
		169,539,441	27,076,807	142,462,634

Amortization expense for intangible assets is $7,256,336 and $7,010,647 for the nine-months ended September 30, 2026 and 2025, respectively.

(16)  Short-term borrowings

The Group has loan agreements with BCM Europe AG and as of September 30, 2026, the outstanding balances were $860,000 (3.00% interest rate at September 30, 2026), which matures in March 2027 and $49,464 (0% interest rate at September 30, 2026), which matures in June 2028.

The Group has multiple loan agreements with individuals and as of September 30, 2026, the outstanding balance was $1,462,750 (0% to 4.60% interest rate at September 30, 2026), which mature various dates in 2026 and 2027.

The Group has a loan agreement with Duksung Co., Ltd and as of September 30, 2026, the outstanding balance was $650,000 (7.00% interest rate at September 30, 2026), which matures in October 2027.

The Group has a loan agreement with BGLSI and as of September 30, 2026, the outstanding balance was $1,158,000 (0% interest rate at September 30, 2026), which matures in December 2026.

The Group has a loan agreement with Korea Technology Finance Corporation and as of September 30, 2026, the outstanding balance was $69,081 (3.73% interest rate at September 30, 2026), which matured in April 2026 and the Group is currently in negotiations with the lender to extend the maturity date.

The Group has loan agreements with Industrial Bank of Korea and as of September 30, 2026, the aggregate outstanding balance was $184,040 (5.54% interest rate at September 30, 2026), which matures in March 2027.

The Group has a loan agreement with KB Kookmin Bank and as of September 30, 2026, the outstanding balance was $57,559 (9.50% interest rate at September 30, 2026), which matures in October 2026, and the Group is currently in negotiations with the lender on partial repayment and extension of the maturity date.

The Group has a loan agreement with Korea SMEs and Startups Agency and as of September 30, 2026, the outstanding balance was $27,532 (4.01% interest rate at September 30, 2026), which matures in March 2027.

The Group has a loan agreement with BCM Europe AG and as of September 30, 2026, the outstanding balance was $28,937 (5.50% interest rate at September 30, 2026), which matures in 2026.

The Group has a convertible note agreement with White Lion Capital and as of September 30, 2026, the outstanding balance was $927,536 (5.00% interest rate at September 30, 2026), which matures in January 2027.

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

Details of convertible note agreement with White Lion Capital issued on April 7, 2026 and outstanding as of September 30, 2026 are as follows:

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

The Group has long-term debt agreements with individuals and as of September 30, 2026, the total outstanding balance was $197,501 (0% interest rate at September 30, 2026), which matures in 2027.

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

Meanwhile, expenses recognized by the Group in relation to the defined contribution retirement benefit plan for the nine-months ended September 30, 2026 and 2025 are $84,636 and $401,449, respectively.

(19)  Related party transactions

As of September 30, 2026, the Group’s related parties are as follows:

Type	Related parties
Ultimate parent entity	Bellevue Capital Management LLC
Major shareholder of the Parent	BCM Europe AG
Subsidiaries	RMC, VAXIMM, Darnatein, OSR Holdings Co., Ltd., Woori-IO Co., Ltd.
Associates	Taction Co., Ltd.
Other related parties	Bellevue Global Life Sciences Investors LLC
Bellevue Global Life Sciences Acquisition Corp

There are no sales and procurement transactions and treasury transactions with related parties for the nine-months ended September 30, 2026 and 2025.

Details of receivables and payables from related party transactions as at September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026
	Related parties	Short-term borrowings
BCM Europe AG	Major shareholder of the Parent	860,000
Bellevue Global Life Sciences Investors LLC	Other related parties	1,207,464
Key management	Individuals	1,462,750
	December 31, 2025
	Related parties	Short-term borrowings
BCM Europe AG	Major shareholder of the Parent	1,062,091
Key management	Individuals	1,261,380

Compensations paid or accrued to key management of the Parent for the nine months ended September 30, 2026 and 2025 are as follows:

	For the nine-month ended
	September 30, 2026	September 30, 2025
Salaries	492,511	461,498

The Group’s key management includes registered directors who have important authority and responsibility for planning, operation, and control of the Group’s business activities.

No collateral or guarantee were provided for related parties and were received from related parties as of September 30, 2026 and December 31, 2025.

(20)  Administrative expenses

Details of administrative expenses for the nine months ended September 30, 2026 and 2025 are as follows:

	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Salary	953,747	1,177,435
Retirement payment	84,636	401,338
Employee benefits	49,389	75,171
Travel expenses	33,258	31,655
Entertainment expenses	41,331	31,312
Communication cost	1,699	1,446
Tax and due	21,053	27,555
Depreciation cost	26,538	894
Amortization of intangible assets	7,256,336	7,010,647
Rental cost	64,941	75,423
Repair fee	89	3,386
Insurance cost	10,177	13,598
Vehicle maintenance fee	23,917	26,447
Allowance for expected credit losses	3,485	(5,634)
Research and development expenses	310,086	141,880
Transportation cost	1,883	1,518
Training cost	328	1,223
Publishing fee	18	717
Office supplies fee	1,652	161
Consumable cost	11,466	10,260
Commissions and professional fee	1,120,976	3,373,415
Building management fee	31,454	13,821
Advertising expenses	87	—
Total	10,048,546	12,413,670

(21)  Income taxes

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these considerations as of September 30, 2026 and December 31, 2025, the Company had a full valuation allowance for the net deferred tax assets on one of its Asian subsidiaries and certain of its European subsidiaries. Also, as of September 30, 2026 and December 31, 2025, the Company had a partial valuation allowance offsetting certain deferred tax assets of another one of its Asian subsidiaries. Management believes that it is more likely than not that the Company will realize the benefits of the remaining deductible differences, net of valuation allowances, at September 30, 2026 and December 31, 2025.

The Company did not have any material uncertain tax positions, which should be recognized in the condensed consolidated financial statements as of September 30, 2026. In addition, the Company did not have any unrecognized tax benefits, which, if recognized, would affect the effective tax rate for the nine months then ended.

(22)  Loss per share

Basic loss per share for the nine months ended September 30, 2026 and 2025 are calculated as follows:

(The United States Dollar in unit and number of shares)		For the nine months ended September 30
	2026		2025
Net loss (A)		$(5,394,513)		$(13,187,995)
Weighted average number of ordinary shares outstanding (B)		33,642,338		17,375,710
Basic loss per ordinary share (A/B)		$(0.16)		$(0.76)

Weighted average number of ordinary shares outstanding for the nine months ended September 30, 2026 and 2025 are calculated as follows:

(Number of shares)	For the nine months ended September 30
	2026	2025
Ordinary shares outstanding at the beginning	26,597,769	2,155,000
Changes due to business combination	—	14,362,392
Shares issued due to ELOC	2,286,135	396,859
Shares issued due to convertible note conversion	—	232,402
Shares issued due to warrant conversion	—	229,057
Acquisition of non-controlling shares	4,758,434	—
Weighted average number of ordinary shares outstanding	33,642,338	17,375,710

Diluted loss per share for the nine months ended September 30, 2026 and 2025 are calculated as follows:

(The United States Dollar in unit and number of shares)		For the nine months ended September 30
	2026		2025
Net loss (A)		$(5,036,469)		$(13,175,055)
Weighted average number of ordinary shares outstanding (B)		34,326,709		23,118,372
Diluted loss per ordinary share (A/B)		$(0.15)		$(0.57)

Weighted average number of ordinary shares including diluted effects outstanding for the nine months ended September 30, 2026 and 2025 are calculated as follows:

(Number of shares)	For the nine months ended September 30
	2026	2025
Weighted average number of ordinary shares outstanding beginning	33,642,338	17,375,710
Diluted effect) Convertible bonds conversion effect	684,371	403,807
Diluted effect) Warrant conversion effect	—	5,338,855
Weighted average number of ordinary shares outstanding	34,326,709	23,118,372

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

Details of business combinations that occurred for the nine months ended September 30, 2026 and 2025 are as follows:

		For the nine months ended September 30, 2026
			Ownership	Total
Acquiree	Main business	Acquisition date	(%)	consideration
Woori-IO	Blood glucose monitor, etc	January 1, 2026	100.0%	10,453,116

Business combination in 2026 – Woori-IO

Details of identifiable assets and liabilities and goodwill, which are recognized as the result of the acquisition of Woori-IO completed during the nine months ended September 30, 2026 are set forth in the table below.

			Woori-IO
Fair value of total identifiable assets:
	Current assets:
		Cash and cash equivalents	10,982
		Trade and other receivables	56,497
		Inventories	224,406
		Other assets	64,810
	Non-current assets:
		Equipment and vehicles	1,829
		Right-of-use assets	10,020
		Intangible assets	25,604
			394,148
Fair value of total identifiable liabilities:
	Current liabilities:
		Trade and other payables	371,951
		Current financial liabilities	506,594
		Current other liabilities	14,852
	Non-current liabilities:
		Severance payment	65,986
		Deferred tax liabilities	508,733
			1,468,116
Fair value of identifiable net assets			(1,073,968)
Patent			6,566,615
Goodwill			6,405,124
Deferred tax liabilities			(1,444,655)
Purchase consideration transferred (*)			10,453,116

For the nine months ended September 30, 2026, the Group’s condensed consolidated statement of operations included $118,926 of operating loss, which included $45,269 of wages and salaries, from Woori-IO.

The acquisition-date fair value of Woori-IO was measured using the Discount Cash Flow (“DCF”) method and the Risk adjusted Net Present Value (“r-NPV”) method by outside valuation professionals. Key estimations and assumptions used in measuring the fair value of Woori-IO are as follows:

•  16.02% of discount rate (Weighted Average Cost of Capital: WACC) used in discounting operating cashflows

•  Patent technology will generate operating revenue for 20 years

(*1) OSRK ordinary shares issued for purchase consideration of $10,453,116 is 84,338 shares at $124 per share. The number of OSRK ordinary shares to be issued was determined based on negotiation with former owners of Woori-IO.

(24)  Commitment and contingencies

The Group has no pending litigation cases arising in the ordinary course of business as of September 30, 2026 and December 31, 2025. The Parent has entered into various contractual commitments related to the acquisition of VAXIMM including a future financial obligation of CHF 28,898 underlying as of September 30, 2026. Meanwhile, both parties have agreed to remove section 6.1.3 of the license agreement that states that in the event of the Parent’s sale to a third party, the Licensor shall reimburse the Licensee for reasonable costs and expenses incurred in the preparation, submission, maintenance, prosecution, and enforcement process.

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

(26)  Subsequent events

The Group has evaluated subsequent events from the balance sheet date through November 13, 2026, the date at which the condensed consolidated financial statements were available to be issued and determined that there are no other items to disclose.

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

Recent Developments

Shareholder Loyalty CVR Program

In June 2026, the Company announced a shareholder loyalty program (the “Loyalty Program”) granting one non-transferable contingent value right (“CVR”) for each share of common stock held on August 14, 2026 by holders who enrolled. Final enrollment was 19,582,663 shares, including deferred shares, held by 102 shareholders across 15 countries and representing approximately 55% of the Company’s shares of common stock outstanding as of the end of the enrollment period. Enrolled holders who hold their shares continuously are eligible to receive additional shares of common stock (“Delivery Shares”), at no cost, if the Nasdaq closing price meets the following thresholds:

Measurement date	Closing-price threshold	Delivery Shares per CVR	Cumulative position
November 13, 2026	≥ $2.00	0.5	1.5×
February 12, 2027	≥ $3.00	1.0	2.5×
May 14, 2027	≥ $4.00	1.5	4.0×
August 13, 2027	≥ $5.00	2.0	6.0×

If all thresholds are met, up to 97,913,315 Delivery Shares would be issuable. The CVRs are non-transferable and have no standalone value. As described below, the common stock has been suspended from trading on Nasdaq and is expected to be delisted. Management intends to seek to continue the Loyalty Program for enrolled holders following delisting, including by amending the CVR Agreement to measure the price thresholds on the principal market on which the common stock is then listed or quoted. Any amendment requires the agreement of the rights agent, and any issuance of Delivery Shares remains subject to an effective registration statement on Form S-1 and sufficient authorized shares. There can be no assurance that the Loyalty Program will be continued or that any Delivery Shares will be issued. At its annual meeting on August 7, 2026, the Company’s stockholders approved an increase in authorized common stock from 100,000,000 to 250,000,000 shares, which the Company plans to, but has not yet, effected.

A more detailed description of the Loyalty Program is available on the Company’s website at www.osr-health.com/loyaltyprogram. Information on, or accessible through, the Company’s website is not incorporated by reference into, and does not form a part of, this Report.

Nasdaq Delisting

The Company did not regain compliance with Nasdaq’s $1.00 minimum bid price requirement by the end of its second compliance period, and trading in its securities on Nasdaq was suspended on August 26, 2026. Following a hearing on September 29, 2026, the Nasdaq Hearings Panel determined on October 23, 2026 to delist the Company’s securities. The common stock and warrants are quoted on the over-the-counter market under the symbols “OSRH” and “OSRHW.” The Company remains subject to SEC reporting requirements.

VXM01 License Amendment No. 1

On October 15, 2026, the Company, Vaximm AG and BCM Europe AG (“BCME”) amended the Global Exclusive License Agreement for VXM01. The amendment allows the Company to convert all or part of its $15.0 million equity put option against BCME into an obligation of BCME, or a purchaser it designates, to buy convertible notes from the Company at par. The notes would be issued in four $3.75 million tranches convertible at fixed prices of approximately $2.00, $3.00, $4.00 and $5.00 per share. If the note purchase does not close as scheduled, the equity put option is reinstated.

Resignation of Chief Scientific Officer

On September 30, 2026, Dr. Constance Hoefer resigned as Chief Scientific Officer, effective immediately.

Director and Employee Stock Awards

On May 6, 2026, the Board of Directors approved fully vested awards of common stock under the Company’s 2025 Omnibus Incentive Plan, consisting of 120,000 shares to each of the Company’s five independent directors in settlement of previously approved equity compensation commitments, and shares to certain employees, including our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, in settlement of unpaid salaries. No shares have been issued under these awards, and issuance is conditioned on the effectiveness of a registration statement on Form S-8.

On October 29, 2026, following the suspension of trading of our common stock on Nasdaq, the Board of Directors and its Compensation Committee approved resetting the grant date of all of these awards to October 29, 2026. The number of shares awarded to each director is unchanged, and the contractual lock-up now expires on the later of April 29, 2027 or the date the shares are issued. The number of shares issuable to employees will be recalculated using an applied price of $0.2272 per share, equal to 115% of the 15-trading-day VWAP preceding October 29, 2026.

Senior Secured Convertible Note

The Company’s senior secured convertible note held by White Lion Capital, LLC (original principal $1,055,556, maturing January 7, 2027) contains events of default relating to, among other things, failure to cure the Nasdaq bid price deficiency by August 31, 2026, cessation of trading on Nasdaq, and delisting. These permit the holder to convert at an alternative conversion price and to demand 120% of outstanding principal. Since September 30, 2026, the holder has converted $140,000 of principal into an aggregate of 140,000 shares of common stock, leaving approximately $791,438 of principal outstanding.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2026

The following tables present OSR Health’s statements of operations for the three and nine months ended September 30, 2025 and 2026, and percentage change between the two periods:

	Three Months Ended September 30,
	2025	2026	Change $	Change %
Net Sales:	627,747	524,793	-102,954	-16%
Cost of Sales	366,014	486,915	120,901	33%
Gross Profit	261,734	37,878	-223,856	-86%
Expenses:
Selling, general and administrative expenses	4,065,199	3,101,562	-963,637	-24%
Operating loss	(3,803,465)	(3,063,685)	739,780	-19%
Other income (expense)	(686,361)	689,821	1,376,182	-201%
Profit (loss) before income taxes	(4,489,826)	(2,373,863)	2,115,963	-47%

	Nine Months Ended September 30,
	2025	2026	Change $	Change %
Net Sales:	2,524,536	1,324,519	-1,200,017	-48%
Cost of Sales	2,061,335	1,039,756	-1,021,579	-50%
Gross Profit	463,201	284,763	-178,438	-39%
Expenses:
Selling, general and administrative expenses	12,413,670	10,048,546	-2,365,124	-19%
Operating loss	(11,950,469)	(9,763,783)	2,186,686	-18%
Other income (expense)	(9,157,369)	2,026,891	11,284,260	-123%
Profit (loss) before income taxes	(21,107,838)	(7,736,892)	13,370,946	-63%

Net Sales, Cost of Sales, Gross Profit

OSR Health’s net sales, cost of sales and gross profit are derived primarily from two subsidiaries: RMC, which distributes medical devices, and Woori IO, which manufactures non-invasive glucose monitoring devices. RMC accounted for approximately 99% of total net sales for the nine months ended September 30, 2026. Woori IO was first consolidated in the first quarter of 2026.

For the three months ended September 30, 2026, net sales decreased by $102,954, or 16%, compared to the same period in 2025. Cost of sales increased by $120,901, or 33%. As a result, gross profit decreased by $223,856, or 86%. Gross profit margin declined from approximately 42% for the third quarter of 2025 to approximately 7% for the third quarter of 2026. The significant decline in gross profit margin was primarily due to RMC’s recent sales of certain of its major products at discounted prices in response to changes in market conditions.

For the nine months ended September 30, 2026, net sales decreased by $1,200,017, or 48%, compared to the same period in 2025. Cost of sales decreased by $1,021,579, or 50%, a slightly higher rate than the decrease in net sales. As a result, gross profit decreased by $178,438, or 39%. Gross profit margin increased modestly from approximately 18% for the nine months ended September 30, 2025 to approximately 21% for the nine months ended September 30, 2026.

The decrease in net sales was primarily due to the termination of RMC’s distribution arrangements with two of its major suppliers. Gross profit margin increased modestly despite lower net sales. This was because, during 2025, following the termination of contracts with certain existing suppliers, RMC sold its remaining inventory back to those suppliers at approximately cost. This one-time effect temporarily depressed gross profit margin in the prior-year period.

Selling, General and Administrative Expenses

For the three months ended September 30, 2026, OSR Health’s selling, general and administrative (“SG&A”) expenses decreased by $963,637, or 24%, compared to the same period in 2025.

For the nine months ended September 30, 2026, OSR Health’s SG&A expenses decreased by $2,365,124, or 19%, compared to the same period in 2025.

Following the completion of the Business Combination on February 14, 2025, various costs associated with fulfilling public company obligations began to increase. This increase was primarily attributable to higher personnel-related expenses, including salaries, severance payments, employee benefits, bonuses and travel costs. Other SG&A expenses included amortization of intangible assets, research and development expenses, professional service fees such as legal, audit, investor relations and press release costs, as well as non-income taxes, insurance premiums, and employee recruiting and training expenses. The overall increase in these costs was primarily attributable to higher personnel-related expenses and professional service fees.

Nevertheless, SG&A expenses decreased for both the three and nine months ended September 30, 2026 compared to the prior-year periods because the 2025 periods included significant one-time costs associated with the completion of the Business Combination and related financing activities.

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

Operating Loss

For the three months ended September 30, 2026, OSR Health’s operating loss decreased by $739,780, or 19%, compared to the same period in 2025. The $963,637 decrease in SG&A expenses was partially offset by the $223,856 decrease in gross profit discussed above. As a result, the percentage decrease in operating loss was smaller than the 24% decrease in SG&A expenses.

For the nine months ended September 30, 2026, operating loss decreased by $2,186,686, or 18%, compared to the same period in 2025. This decrease was generally consistent with the amount and percentage decrease in SG&A expenses discussed in the section titled “Selling, General and Administrative Expenses.”

”

Other Income (Expense)

OSR Health’s other income (expense) consists of interest income, interest expense, foreign exchange-related gains and losses, and other non-operating items.

For the three months ended September 30, 2026, the Company recorded net other income of $689,821, compared to net other expense of $686,361 for the same period in 2025, representing an increase of $1,376,182. This increase was primarily driven by a realized gain on financial liabilities measured at fair value, resulting from the resolution of a liability for which unrealized losses had previously been recognized.

For the nine months ended September 30, 2026, the Company recorded net other income of $2,026,891, a significant improvement compared to net other expense of $9,157,369 for the same period in 2025. This change was primarily attributable to the one-time recognition of approximately $8.5 million in merger-related expenses incurred in connection with the Business Combination completed on February 14, 2025, which was recognized only in the first quarter of 2025.

Loss Before Income Taxes

For the three months ended September 30, 2026, OSR Health’s loss before income taxes decreased by $2,115,963, or 47%, compared to the same period in 2025. As previously discussed, this decrease was primarily driven by a realized gain on financial liabilities measured at fair value, resulting from the resolution of a liability for which unrealized losses had previously been recognized, and, to a lesser extent, by the $739,780 decrease in operating loss.

For the nine months ended September 30, 2026, OSR Health’s loss before income taxes decreased by $13,370,946, or 63%, compared to the same period in 2025. As previously discussed, this decrease was also primarily attributable to the one-time recognition of approximately $8.5 million in merger-related expenses incurred in connection with the Business Combination completed on February 14, 2025, which was recognized in the first quarter of 2025.

Liquidity and Capital Resources

Since its inception through September 30, 2026, OSR Health has incurred significant operating losses and negative cash flows from operating activities. The Company recorded an operating loss of approximately $18.33 million for the year ended December 31, 2025, compared to an operating loss of approximately $11.69 million for the year ended December 31, 2024. In addition, the Company recorded an operating loss of approximately $9.77 million for the nine months ended September 30, 2026. As of September 30, 2026, OSR Health had an accumulated deficit of approximately $42.56 million.

To date, OSR Health has funded its operations primarily through the issuance of common stock and convertible bonds, bank borrowings and loans from affiliates, and, to a lesser extent, product revenue generated by its subsidiary, RMC. As of September 30, 2026, the Company had cash and cash equivalents of approximately $1.37 million, consisting primarily of bank deposits.

The Company incurred significant expenses in connection with the Business Combination and the filing of its Form S-4 registration statement. Together with other general operating expenses, these costs reduced the funds available for operations and created an urgent need for additional capital. In response, in February 2025, OSR Health entered into an equity line of credit (“ELOC”) agreement with an investor, providing for up to $80 million in potential capital. As of September 30, 2026, the Company had issued a total of 4,875,440 shares under the ELOC, raising gross proceeds of $3.38 million. In addition, the Company has executed or is exploring various financing initiatives through the issuance of warrants and notes.

On August 26, 2026, trading in the Company’s common stock and warrants on The Nasdaq Stock Market LLC (“Nasdaq”) was suspended due to the Company’s non-compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). On October 23, 2026, the Nasdaq Hearings Panel determined to delist the Company’s securities from Nasdaq. The Company’s common stock and warrants are currently quoted on the OTC Pink Open Market under the symbols “OSRH” and “OSRHW,” respectively. Accordingly, in order to raise additional capital, the Company is considering amending the ELOC agreement to permit the Company to continue to access the ELOC while its securities are quoted on the OTC market. The Company is also considering moving the quotation of its securities from the OTC Pink Open Market to a higher tier of the OTC Markets, such as the OTCQB Venture Market.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026.

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

As of September 30, 2026, these material weaknesses have not been fully remediated. Accordingly, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 2, 2025, Chardan Capital Markets, LLC filed a complaint (the “Complaint”) in the United States District Court for the Southern District of New York against the Company and Kuk Hyoun Hwang (Chardan Capital Markets, LLC v. OSR Holdings, Inc. et al., No. 1:25-cv-07285-SHS). The Complaint asserts claims for breach of contract and related causes of action. The case has been assigned to Judge Sidney H. Stein, with Magistrate Judge Robert W. Lehrburger designated to handle matters that may be referred in this action. An answer to the Complaint was filed on November 4, 2025. At this time the Company has conceded liability and a summary judgment motion confirming the amount has been filed.  It is expected a judgment for the amount of $2,070,000 plus interest will be entered.  The remaining causes of action against Kuk Hyoun Hwang will continue.

On or about June 6, 2026 an action with an Order to Show Cause was filed in Delaware Chancery Court by Kenneth Maciora alleging rights to the name OSR Holdings and a breach by the Company in using the name.  The order to Show Cause was denied.  Thereafter the Company made a motion to dismiss on July 13, 2026. This motion is currently pending.

Item 1A. Risk Factors

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 31, 2026 (or “2025 Annual Report”), and in the other reports we file with the SEC before making a decision to invest in our securities. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report or we could face liquidation. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described in our 2025 Annual Report and below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. Except as set forth below, there have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2025 Annual Report.

Risks Related to Our Liquidity

A hold on our bank accounts related to pending litigation may restrict our access to cash.

As described in Part II, Item 1, “Legal Proceedings,” our primary bank has placed a hold of up to approximately $2.3 million on our accounts, which applies to funds deposited into those accounts until that amount is reached. Funds subject to the hold are not available for use in our operations. We cannot predict when or whether the hold will be released, and the hold, or an adverse outcome in the related proceedings, could restrict our ability to use cash we receive and could materially and adversely affect our liquidity and financial condition.

Risks Related to Our Common Stock

Our securities are being delisted from Nasdaq, which could materially and adversely affect the liquidity and market price of our common stock and our ability to raise capital.

Trading in our common stock and warrants on Nasdaq was suspended on August 26, 2026, and on October 23, 2026 the Nasdaq Hearings Panel determined to delist our securities. Our common stock and warrants are now quoted on the over-the-counter market, which generally provides less liquidity, less analyst and media coverage, and wider bid-ask spreads than a national securities exchange. Because our common stock is not listed on a national securities exchange and trades below $5.00 per share, it is subject to the SEC’s “penny stock” rules, which impose additional requirements on broker-dealers and may deter brokers and investors from trading in it. We are also no longer eligible to use a registration statement on Form S-3 for primary offerings, and our securities no longer qualify as “covered securities” exempt from state securities registration, which may make it more difficult and costly to raise capital. In addition, certain of our agreements contain provisions tied to the listing of our common stock on Nasdaq, and the delisting may affect our rights and obligations under those agreements. We may seek to list our securities on a national securities exchange in the future, which would require us to satisfy applicable initial listing standards, including a minimum bid price requirement, but there can be no assurance that we will be able to do so.

Risks Related to Our Shareholder Loyalty CVR Program

The continuation of the Loyalty Program in light of the expected delisting of our common stock from Nasdaq is uncertain.

Under the terms of the Loyalty Program as originally structured, delivery of shares under our Shareholder Loyalty CVR Program (the “Loyalty Program”) is conditioned on the continued listing of our common stock on Nasdaq. Trading in our common stock on Nasdaq was suspended on August 26, 2026. We do not believe this has caused the CVRs to expire, and we intend to continue the Loyalty Program, including by finalizing the CVR Agreement so that the price thresholds are measured on the principal market on which our common stock is then listed or quoted. However, holders or others could take a different view, and any such arrangements are subject to the agreement of the rights agent, applicable securities-law requirements and our existing contractual obligations, and there can be no assurance that we will be able to continue the program.

The delivery of additional shares under our Loyalty Program would be substantially dilutive to our stockholders.

If the Loyalty Program is continued and all closing-price thresholds are achieved, each enrolled share that is held continuously could give rise to up to five additional shares, increasing a fully participating holder’s position to six times its original size. As of November 13, 2026, the Company had 35,258,692 shares of common stock outstanding, and the maximum number of shares issuable under the Loyalty Program could be up to 97,913,315 shares. Issuances of this magnitude would materially increase our shares outstanding, could materially and adversely affect our net loss per share and the book value and market price of our common stock, and would dilute the proportionate ownership and voting power of stockholders who do not receive shares under the program, including holders who did not enroll, who do not hold continuously, or who acquire their shares after the record date. The maximum number of shares issuable under the Loyalty Program, together with our outstanding shares, exceeds our currently authorized common stock of 100,000,000 shares; although our stockholders approved an increase to 250,000,000 shares, we have not yet effected it.

The distribution of CVRs and the delivery of shares under the Loyalty Program are subject to securities-law requirements that we may not satisfy.

We intend to register the distribution of the CVRs and the issuance of shares under the Loyalty Program on a registration statement on Form S-1. We may be unable to file the registration statement or have it declared effective on a timely basis or at all, which would delay or prevent the distribution of CVRs or the delivery of shares. If CVRs or shares were distributed or delivered without an effective registration statement, we could be subject to claims, including rescission rights and other liabilities under federal or state securities laws, and to regulatory action, any of which could be costly and divert management attention.

The Loyalty Program is novel and may attract regulatory or other scrutiny, and its treatment is uncertain.

Shareholder loyalty programs structured as contingent value rights that deliver additional shares are novel and have limited precedent. The program may attract scrutiny from the SEC, Nasdaq, or other regulators, or claims from stockholders or other parties, regarding its structure, disclosure, securities-law treatment, or effect on trading in our common stock. Responding to any such scrutiny or claims could be costly, could require us to modify, suspend, or terminate the program, and could adversely affect our business, reputation, and the market for our common stock.

The price thresholds may not be achieved, and the CVRs may expire without the delivery of any shares.

The closing-price thresholds under the Loyalty Program range from $2.00 to $5.00 per share. The thresholds are conditions to delivery and are not predictions, targets, or guarantees of future share price, and there can be no assurance that our share price will reach any of these levels or that any continuous-holding condition will be satisfied. The CVRs may expire without the delivery of any shares, and the existence of the program may create confusion among investors, may not have the effects we intend, and may influence trading in our common stock, including around measurement dates, in ways that are adverse to holders.

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

For the three months ended September 30, 2026, the Company did not issue any shares of its Common Stock under the Common Stock Purchase Agreement.

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

Subsequently, on April 7, 2026, the Company entered into a Note Purchase Agreement with White Lion, pursuant to which the Company issued a senior secured convertible promissory note in the principal amount of $1,055,555.55 (the “2026 Note”). In consideration for the issuance of the 2026 Note, the Company received (i) $500,000 in cash and (ii) a reduction of $2,019,290 of amounts outstanding under 2025 Warrant agreement, resulting in such warrant having no remaining value. As of September 30, 2026, the outstanding balance of the 2026 Note is $931,438.

The 2026 Note described above was issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder, as a transaction not involving a public offering.

A more detailed discussion of the foregoing financing arrangements is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Use of Proceeds from Registered Offerings

In connection with the closing of the Company’s business combination in February 2025, approximately $1.2 million remained in the trust account following shareholder redemptions. As of the date of this report, such funds have not yet been released and therefore have not been available for use by the Company. See “Item 1. Legal Proceedings” for additional information regarding certain ongoing matters involving the Company.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are being filed herewith, or incorporated by reference into, this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit No.	Description
10.1†	Form of Amended and Restated Stock Award Agreement (Independent Director Equity Award), dated October 29, 2026, between OSR Health, Inc. and each of Seng Chin Mah, Alcide Barberis, Reto Fierz, Hyuk Joo Jee and Joong Myung Cho *
10.2	Amendment No. 1 to Global Exclusive License Agreement, dated October 15, 2026, among OSR Health, Inc., Vaximm AG and BCM Europe AG (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2026)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

† Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 13, 2026

OSR HEALTH, INC.

By:	/s/ Kuk Hyoun Hwang
	Name:	Kuk Hyoun Hwang
	Title:	Chief Executive Officer

By:	/s/ Gihyoun Bang
	Name:	Gihyoun Bang
	Title:	Chief Financial Officer